Form 10-Q
period 2021-10-03
Lulu's Fashion Lounge Holdings, Inc.
filed 2021-12-16
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-41059

Lulu’s Fashion Lounge Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8442468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
195 Humboldt Avenue Chico, California	95928
(Address of principal executive offices)	(Zip Code)

(530) 343-3545

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LVLU	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 10, 2021, there were 38,421,124 shares of the registrant’s common stock, par value $0.001, outstanding.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 3, 2021 and January 3, 2021	7
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended October 3, 2021 and September 27, 2020	8
	Condensed Consolidated Statement of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Deficit for three and nine months ended October 3, 2021 and September 27, 2020	9
	Condensed Consolidated Statement of Cash Flows for the nine months ended October 3, 2021 and September 27, 2020	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	84
Item 4.	Mine Safety Disclosures	84
Item 5.	Other Information	84
Item 6.	Exhibits	85
Signatures		87

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

BASIS OF PRESENTATION

On August 28, 2017, we executed a reorganization of our corporate structure. Our original parent company was called Lulu’s Holdings, LLC. This entity was converted to Lulu’s Holdings, L.P. (the “LP”). We formed two new subsidiaries, Lulu’s Fashion Lounge Holdings, Inc. and Lulu’s Fashion Lounge Parent, LLC, to sit between the LP and our operating company. Our operating company, previously known as Lulu’s Fashion Lounge, Inc., was converted from a California corporation to a Delaware limited liability company, Lulu’s Fashion Lounge, LLC, an indirect wholly-owned subsidiary of Lulu’s Fashion Lounge Holdings, Inc. In connection with our initial public offering, the LP was liquidated. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the terms “Lulus,” “we,” “us,” “our,” or the “Company” refer to Lulu’s Fashion Lounge Holdings, Inc. and its consolidated subsidiaries.

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53 week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2021” and/or “2021” relate to the year ending January 2, 2022 and “fiscal 2020” and/or “2020” relate to the year ended January 3, 2021. The year ended January 3, 2021 was a 53 week year.

Throughout this Quarterly Report on Form 10-Q, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Quarterly Report on Form 10-Q, we also reference Adjusted EBITDA, which is a non-GAAP (accounting principles generally accepted in the United States of America) financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, as well as a reconciliation of net income (loss) to Adjusted EBITDA. Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA required by, or presented in accordance, with GAAP.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	If we are not able to successfully maintain our desired merchandise assortment or manage our inventory effectively, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our merchandise, which could result in excess inventories, markdowns, and foregone sales;
●	The COVID-19 pandemic has had and may in the future have an adverse effect our labor workforce availability, supply chain, business, financial condition, and results of operations in ways that remain unpredictable;
●	Our success depends on our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors;
●	Our efforts to acquire or retain customers may not be successful, which could prevent us from maintaining or increasing our sales;
●	We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, and results of operations;
●	If we fail to provide high-quality customer support, it could have a material adverse effect on our business, financial condition, and results of operations;
●	Our business depends on our ability to maintain a strong community around the Lulus brand with engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, financial condition, and results of operations;
●	We operate in the highly competitive retail apparel industry, and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could adversely impact our growth and market share, and have a material adverse effect on our business, financial condition, and results of operations;
●	We may not be able to successfully implement our growth strategy;
●	We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing in ways that could negatively affect our business, financial condition, and results of operations;
●	Our use of social media, influencers, affiliate marketing, email, text messages, and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties;
●	As we pursue our international growth strategy, we will become subject to international business uncertainties;
●	We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends;
●	System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations;
●	We continually update, augment and add technology systems, which could potentially disrupt our operations and have a material adverse effect on our business, financial condition, cash flows, and results of operations;

●	Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our business, financial condition, cash flows, and results of operations;
●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing;
●	We have three distribution facilities and disruptions to the operations at these locations could have a material adverse effect on our business, financial condition, cash flows, and results of operations;
●	We rely upon independent third-party transportation providers for substantially all of our merchandise shipments and any disruptions or increased transportation costs could have a material adverse effect on our business, financial condition, cash flows, and results of operations; and
●	We may be subject to liability and other risks if we, our suppliers or the manufacturers of our merchandise infringe upon the trademarks, copyrights or other intellectual property rights of third parties, including the risk that we could acquire merchandise from our suppliers without the full right to sell it.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	October 3,	January 3,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$40,927	$15,554
Accounts receivable	6,389	3,832
Inventory, net	23,400	16,895
Asset for recovery	6,230	1,104
Income tax refund receivable	—	2,739
Prepaids and other current assets	4,644	2,675
Total current assets	81,590	42,799
Restricted cash	505	505
Property and equipment, net	2,754	3,090
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	2,023	2,290
Other noncurrent assets	4,441	2,453
Total assets	$145,252	$105,076

Liabilities, Redeemable Preferred Stock, Convertible Preferred Stock and Stockholder’s Deficit
Current liabilities:
Accounts payable	$6,732	$7,161
Income taxes payable	1,004	—
Accrued expenses and other current liabilities	26,864	7,533
Returns reserve	18,344	2,895
Stored-value card liability	6,494	4,973
Revolving line of credit	—	8,580
Long-term debt, current portion	103,393	10,125
Total current liabilities	162,831	41,267
Long-term debt, net of current portion	—	96,856
Other noncurrent liabilities	2,357	2,504
Total liabilities	165,188	140,627
Commitments and Contingencies (Note 6)

Redeemable preferred stock: $0.001 par value, 10,000,001 and 7,500,001 shares authorized as of October 3, 2021 and January 3, 2021, respectively; 8,950,001 and 7,500,001 shares issued and outstanding as of October 3, 2021 and January 3, 2021, respectively; aggregate liquidation preference of $17,900 and $15,000 as of October 3, 2021 and January 3, 2021 respectively	19,320	16,412
Convertible preferred stock: $0.001 par value, 3,129,635 shares authorized as of October 3, 2021 and January 3, 2021; 3,129,634 shares issued and outstanding as of October 3, 2021 and January 3, 2021; aggregate liquidation preference of $240,000 as of October 3, 2021 and January 3, 2021	117,038	117,038
Stockholder’s deficit:
Common stock: $0.001 par value, 24,000,000 and 21,196,740 shares authorized as of October 3, 2021 and January 3, 2021, respectively; 17,462,283 shares issued and outstanding as of October 3, 2021 and January 3, 2021	18	18
Additional paid-in capital	12,510	10,622
Accumulated deficit	(168,822)	(179,641)
Total stockholder’s deficit	(156,294)	(169,001)
Total liabilities, redeemable preferred stock, convertible preferred stock and stockholder’s deficit	$145,252	$105,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020
Net revenue	$106,320	$54,533	$278,861	$194,129
Cost of revenue	55,553	30,128	145,561	107,208
Gross profit	50,767	24,405	133,300	86,921
Selling and marketing expenses	20,509	9,481	49,008	35,894
General and administrative expenses	21,196	10,854	57,436	54,179
Income (loss) from operations	9,062	4,070	26,856	(3,152)
Other income (expense), net:
Interest Expense	(3,612)	(3,959)	(11,036)	(11,899)
Other Income, net	16	20	74	86
Total other expense, net	(3,596)	(3,939)	(10,962)	(11,813)
Income (loss) before (provision) benefit for income taxes	5,466	131	15,894	(14,965)
Income tax (provision) benefit	(1,616)	246	(5,075)	(187)
Net income (loss) and comprehensive income (loss)	3,850	377	10,819	(15,152)
Deemed dividend to a preferred stockholder	—	—	—	(504)
Allocation of undistributed earnings to participating securities	(1,574)	(143)	(4,322)	—
Net income (loss) attributable to common stockholder	$2,276	$234	$6,497	$(15,656)
Net income (loss) per share attributable to common stockholder - Basic and Diluted	$0.13	$0.01	$0.37	$(0.90)
Shares used to compute net income (loss) per share attributable to common stockholder – Basic and Diluted	17,462,283	17,462,283	17,462,283	17,462,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholder’s Deficit

(in thousands, except share amounts)

(unaudited)

	For the Nine Months Ended October 3,2021
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 3, 2021	7,500,001	$16,412	3,129,634	$117,038	17,462,283	$18	$10,622	$(179,641)	$(169,001)
Series B-1 redeemable preferred stock issuance, net of issuance costs of $23	1,450,000	2,908	—	—	—	—	432	—	432
Net loss and comprehensive loss	—	—	—	—	—	—	—	(1,375)	(1,375)
Balance as of April 4 , 2021	8,950,001	19,320	3,129,634	117,038	17,462,283	18	11,054	(181,016)	(169,944)
Equity-based compensation (Note 9)	—	—	—	—	—	—	681	—	681
Net income and comprehensive income	—	—	—	—	—	—	—	8,344	8,344
Balance as of July 4, 2021	8,950,001	19,320	3,129,634	117,038	17,462,283	18	11,735	(172,672)	(160,919)
Equity-based compensation (Note 9)	—	—	—	—	—	—	775	—	775
Net income and comprehensive income	—	—	—	—	—	—	—	3,850	3,850
Balance as of October 3, 2021	8,950,001	$19,320	3,129,634	$117,038	17,462,283	$18	$12,510	$(168,822)	$(156,294)

	For the Nine Months Ended September 27,2020
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 29, 2019	—	$—	3,129,634	$117,038	17,462,283	$18	$2,040	$(160,337)	$(158,279)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(1,212)	(1,212)
Balance as of March 29, 2020	—	—	3,129,634	117,038	17,462,283	18	2,040	(161,549)	(159,491)
Series B redeemable preferred stock issuance, net of issuance costs of $163	7,500,001	16,412	—	—	—	—	(504)	—	(504)
Equity-based compensation (Note 9)	—	—	—	—	—	—	8,428	—	8,428
Net loss and comprehensive loss	—	—	—	—	—	—	—	(14,317)	(14,317)
Balance as of June 28, 2020	7,500,001	16,412	3,129,634	117,038	17,462,283	18	9,964	(175,866)	(165,884)
Equity-based compensation (Note 9)	—	—	—	—	—	—	207	—	207
Net income and comprehensive income	—	—	—	—	—	—	—	377	377
Balance as of September 27, 2020	7,500,001	$16,412	3,129,634	$117,038	17,462,283	$18	$10,171	$(175,489)	$(165,300)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	October 3,	September 27,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$10,819	$(15,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,116	2,449
Amortization of debt discount and debt issuance costs	2,041	1,809
Interest expense capitalized to principal of long-term debt and revolving line of credit	2,074	942
Equity-based compensation expense	1,888	8,635
Equity-based compensation expense related to redeemable preferred stock issuance	1,481	8,571
Equity-based compensation related to special compensation liability awards	2,153	—
Write-off of deferred offering costs	—	1,950
Deferred income taxes	(2,144)	1,053
Gain on disposal of assets	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(2,557)	782
Inventories	(6,505)	12,590
Assets for recovery	(5,126)	995
Income tax (receivable) payable	3,852	164
Prepaid and other current assets	(315)	394
Accounts payable	(1,989)	(2,447)
Accrued expenses and other current liabilities	34,836	(607)
Other noncurrent liabilities	(836)	(942)
Net cash provided by operating activities	41,788	21,184
Cash Flows from Investing Activities
Capitalized software development costs	(919)	(962)
Purchases of property and equipment	(668)	(645)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(1,587)	(1,605)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	—	5,300
Repayments on revolving line of credit	(8,580)	—
Repayment of long-term debt	(7,595)	—
Payment of debt issuance costs	(61)	(132)
Proceeds from the issuance of Series B Preferred Stock, net	1,427	7,337
Advance from the LP	—	37
Repayment of Advance from the LP	—	(2,040)
Other	(19)	(30)
Net cash provided by (used in) financing activities	(14,828)	10,472
Net increase in cash, cash equivalents and restricted cash	25,373	30,051
Cash, cash equivalents and restricted cash at beginning of period	16,059	6,361
Cash, cash equivalents and restricted cash at end of period	$41,432	$36,412
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	October 3,	September 27,
	2021	2020
Supplemental Disclosure
Cash paid for income taxes, net of income tax refunds	$3,631	$(6)
Cash paid for interest	$6,996	$7,787

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued expenses	$20	$—
Debt issuance costs included in accrued expenses	$917	$1,222
Deemed dividend to a preferred stockholder	$—	$504
Paid-in-kind interest added to principal balance of long-term debt and revolving line of credit	$2,074	$942
Deferred offering costs in accounts payable	$1,654	$—
		(Concluded)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.Description of Business, Organization and Liquidity

Organization and Business

Pursuant to a reorganization, Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, or the “Company”), was formed on August 25, 2017 as a holding company and its primary asset is an indirect membership interest in Lulu’s Fashion Lounge, LLC (“LFL”). Prior to the sale of the Company’s Series A convertible preferred stock, the Company was wholly-owned by Lulu’s Holdings, L.P. (the “LP”). Prior to the Company’s initial public offering, the Company is majority-owned by the LP.

LFL was founded in 1996, starting as a vintage boutique in Chico, CA that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of LFL’s outstanding common stock in 2014. The Company, through LFL, is an online retailer of women’s clothing, shoes and accessories based in Chico, CA.

Initial Public Offering

On November 10, 2021, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the Nasdaq Global Market on November 11, 2021. The IPO closed on November 15, 2021, pursuant to which the Company issued and sold 5,750,000 shares of its common stock at a public offering price of $16.00 per share. On November 15, 2021, the Company received net proceeds of approximately $85.6 million from the IPO, after deducting underwriting discounts and commissions of $6.4 million. Immediately prior to the completion of the IPO, all shares of the Series A Preferred Stock then outstanding were converted into 15,000,000 shares of common stock. Additionally, 215,702 shares of common stock were issued to the LP immediately prior to the completion of the IPO. All shares of the Series B Preferred Stock and the Series B-1 Preferred Stock were redeemed and extinguished for a total payment of approximately $17.9 million on November 15, 2021.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed consolidated financial statements are available to be issued. Management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are available to be issued.

As described above, the Company completed its IPO on November 15, 2021 and received net proceeds of $85.6 million. In addition, as described in Note 12, Subsequent Events, in connection with the completion of the IPO, the Company entered into a new $50.0 million three-year revolving credit facility dated November 15, 2021 (the “New Revolving Facility”), under which it borrowed $25.0 million on November 15, 2021. Also, as described in Note 12, Subsequent Events, the proceeds from the IPO and the New Revolving Facility were used to repay the $105.8 million of outstanding principal and $1.4 million of accrued interest related to the Company’s existing term loan.

Based on management’s evaluation, the Company expects that, as of the date these condensed consolidated financial statements are available to be issued, its present financial resources, together with the net proceeds received from the IPO and the New Revolving Facility, will be sufficient to meet its obligations as they come due and to fund its operations for at least 12 months after the date the condensed consolidated financial statements are available to be issued. Accordingly,

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern as of the date of issuance of the Company’s July 4, 2021 condensed consolidated financial statements have been alleviated.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus that causes the disease COVID-19 a global pandemic. The COVID-19 pandemic has had a significant impact on the broader economy and consumer behavior. As a result of these developments, the Company experienced an unfavorable impact on its revenue, results of operations and cash flows in 2020 and on its operations to date in 2021.

The Company may face longer term impacts from COVID-19 due to, among other factors, evolving federal, state and local restrictions and shelter-in-place orders, changes in consumer behavior and health concerns which may impact customer demand, as well as labor shortages, supply chain disruptions and higher shipping costs. The current events and economic conditions are significant in relation to the Company’s ability to fund its business operations. In response to the impact of COVID-19, the Company implemented a number of measures to minimize cash outlays, including reducing discretionary marketing and other expenses. Additionally, in June 2020, the Company modified its existing credit agreement to amend covenants and adjust certain payment terms. The Company also borrowed $5.3 million under its existing revolving line of credit facility (see Note 5, Debt). The Company repaid the entire outstanding balance under the revolving line of credit in March 2021 (see Note 5, Debt). The Company sold shares of Series B Preferred Stock in June 2020 for net cash proceeds of $7.3 million and sold shares of Series B-1 Preferred Stock in March 2021 for net cash proceeds of $1.4 million (see Note 7, Preferred Stock). In addition, as discussed above, the Company completed its IPO, borrowed $25.0 million against its New Revolving Facility, and repaid its term loan balance.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 3, 2021 and its results of operations for the three- and nine-month periods ended October 3, 2021 and September 27, 2020 and its cash flows for the nine-month periods ended October 3, 2021 and September 27, 2020. The results of operations for the nine months ended October 3, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2022 or for any other future annual or interim period.

The condensed consolidated balance sheet as of January 3, 2021 was derived from the Company’s audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the prospectus dated November 10, 2021 that forms a part of the Company's Registration Statement on Form S-1 (File No. 333-260194), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended (the “Registration Statement”).

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Registration Statement, except as noted below.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related assets for recovery, valuation of redeemable preferred stock, valuation of the LP’s Class P unit equity-based awards, valuation of stock options, and valuation of common stock. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Segment Reporting

The Company manages its business on the basis of one operating and reportable segment, retail. The Company’s chief operating decision maker is its chief executive officer (“CEO”). All long-lived assets are located in the United States and substantially all revenue is attributable to customers based in the United States. International sales are not significant.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of October 3, 2021 and January 3, 2021, a single wholesale customer represented 26% and 51% respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the three and nine months ended October 3, 2021 and September 27, 2020.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	October 3,	January 3,
	2021	2021
Cash and cash equivalents	$40,927	$15,554
Restricted cash	505	505
Total cash and restricted cash	$41,432	$16,059

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Deferred Offering Costs

Deferred offering costs consist of expenses incurred in connection with an equity offering, including legal, accounting, printing, and other IPO-related costs. Deferred offering costs are written off to operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) upon the termination or significant delay of a planned equity offering. During the nine months ended September 27, 2020, approximately $2.0 million of deferred offering costs from an offering that was postponed were written off to general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Deferred offering costs of $1.7 million related to the IPO were capitalized within prepaid and other current assets in the condensed consolidated balance sheets as of October 3, 2021 (none as of January 3, 2021).

Revenue Recognition

The Company generates revenue primarily from the sale of merchandise products directly to end customers. The sale of products is a distinct performance obligation, and revenue is recognized at a point in time when control of the promised product is transferred to customers, which the Company determined occurs upon shipment based on its evaluation of the related shipping terms. Revenue is recognized in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for those products. The Company’s payment terms are typically at the point of sale for merchandise product sales.

The Company elected to exclude from revenue taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities. The Company has elected to apply the practical expedient, relative to e-commerce sales, which allows an entity to account for shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of goods sold. The Company has elected to apply the practical expedient to expense costs as incurred for incremental costs to obtain a contract when the amortization period would have been one year or less.

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns is included in the returns reserve on its condensed consolidated balance sheets and represents the expected value of the refund that will be due to the Company’s customers. The Company also has a corresponding asset for recovery that represents the expected net realizable value of the merchandise inventory to be returned.

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the three- and nine-month periods ended October 3, 2021 and September 27, 2020 was not material.

The Company has two types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased (“deferred revenue”), which are initially recorded within accrued expenses and recognized as revenue when the products are shipped, (ii) unredeemed gift cards and online store credits, which are initially recorded as a stored-value card liability and are recognized as revenue in the period they are redeemed.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances during the three- and  nine-month periods ended October 3, 2021 and September 27, 2020 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 3, 2021	$792	$4,973
Revenue recognized that was included in contract liability balance at the beginning of the period	(792)	(792)
Increase due to cash received, excluding amounts recognized as revenue during the period	5,949	741
Balance as of April 4 , 2021	5,949	4,922
Revenue recognized that was included in contract liability balance at the beginning of the period	(5,949)	(542)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,259	1,307
Balance as of July 4, 2021	1,259	5,687
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,259)	(117)
Increase due to cash received, excluding amounts recognized as revenue during the period	247	924
Balance as of October 3, 2021	$247	$6,494

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 30, 2019	$547	$4,605
Revenue recognized that was included in contract liability balance at the beginning of the period	(547)	(1,125)
Increase due to cash received, excluding amounts recognized as revenue during the period	2,717	1,195
Balance as of March 29, 2020	2,717	4,675
Revenue recognized that was included in contract liability balance at the beginning of the period	(2,717)	(501)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,232	518
Balance as of June 28, 2020	1,232	4,692
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,232)	(261)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,300	407
Balance as of September 27, 2020	$1,300	$4,838

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $13.9 and $7.3 million for the three months ended October 3, 2021 and September 27, 2020 respectively, and $34.0 million and $28.4 million for the nine months ended October 3, 2021 and September 27, 2020, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Equity-Based Compensation

Stock Options

The Company grants stock option awards to certain employees, officers, directors, and other nonemployee service providers. The Company accounts for equity-based compensation expense by calculating the estimated fair value of each award at the grant date or modification date by applying the Black-Scholes option pricing model. The model utilizes the estimated per share fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock. Equity-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee is required to provide service in exchange for the award, which is generally the vesting period. The Company classifies equity-based compensation expense as general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data. The Company recognizes forfeitures as they occur.

Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Class P units

Certain of the Company’s employees participate in an equity incentive program (consisting of Class P units) offered by the LP. The LP’s Class P units are available to be issued as incentive compensation to employees, officers, directors, and other nonemployee service providers or consultants of the Company. Through mid-2020, the Company had concluded that the LP’s Class P units were not a substantive class of equity and any associated pre-vesting distributions allocated to the LP’s Class P units have been recorded as equity-based compensation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 710, Compensation – General (“ASC 710”), once the contingent payment becomes probable of payment, which is upon vesting of the Class P units. During mid-2020, all outstanding Class P units were modified to update forfeiture terms related to employment requirements and vesting conditions were added to some of the Class P units. Due to the modifications to the employment requirements, the Company concluded that the Class P units are a substantive class of equity to be accounted for under FASB ASC Topic No. 718, Compensation – Stock Compensation (“ASC 718”) and that the associated pre-vesting distributions related to outstanding Class P units for five employees are a separate award that are accounted for under ASC 710. Equity-based compensation related to the Class P unit awards and any pre-vesting distributions are recognized as general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Equity-based compensation is measured at the grant date or modification date for all equity-based awards made to employees and nonemployees based on the fair value of the awards. The Company has elected to recognize forfeitures by reducing the equity-based compensation in the same period as the forfeitures occur. The method for how fair value is determined for the awards is described in Note 9, Equity-Based Compensation. The assumptions used to determine the fair value of the Class P units represent management’s best estimates. Awards with only service conditions are recognized as expense on a straight-line basis over the requisite service period, which is generally four years.

Certain of the outstanding Class P units which were modified in 2020 now vest upon the satisfaction of both a service condition (satisfied over four years) and a performance condition. When the performance-based vesting condition becomes

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

probable, which is upon the completion of a qualifying distribution event, the Company will immediately record cumulative stock-based compensation expense using the accelerated attribution method for the awards that have met the service-based vesting condition. The Company has not recognized any stock-based compensation expense for the performance-based Class P units as a qualifying distribution event has not occurred.

Net Income (Loss) Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities as the application of the if converted method is not more dilutive. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company considers its redeemable preferred stock and convertible preferred stock to be participating securities. In accordance with the two-class method, net income is adjusted for earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders. The redeemable preferred stock and convertible preferred stock contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in the Company’s losses. As such, where applicable, net losses were not allocated to these securities.

During the three- and nine-month periods ended October 3, 2021 and September 27, 2020, basic net income (loss) per share attributable to common stockholder is computed using net income (loss) attributable to common stockholder divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholder represents net income (loss) attributable to common stockholder divided by the weighted average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding. Basic and diluted net income (loss) per common share attributable to common stockholder are the same for each period presented since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholder for the three- and nine-month periods presented because including them would have been anti-dilutive (on an as-converted basis):

	October 3, 2021	September 27, 2020
Series A convertible preferred stock	3,129,634	3,129,634
Stock options	322,793	—
Total	3,452,427	3,129,634

Redeemable Preferred Stock

The Company has elected to record its redeemable preferred stock at the greater of its redemption value or the issuance date fair value, net of issuance costs, as it is probable of becoming redeemable due to the passage of time. Any change to the carrying value of redeemable preferred stock recognized in each period is recorded to additional paid-in capital, or in the absence of additional paid-in capital, recorded to accumulated deficit.

The issuance date fair value of the redeemable preferred stock shares purchased by executives and entities related to current employees, board members, and service providers was higher than the consideration paid and such excess was recorded as equity-based compensation. The excess of the fair value over consideration paid for redeemable preferred

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

stock shares purchased by an existing convertible preferred stockholder was accounted for as a deemed dividend and recorded in additional paid-in capital in the nine months ended September 27, 2020.

Recently Adopted Accounting Pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other - Internal-use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The update effectively aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, including interim periods within fiscal years beginning after December 15, 2021. The Company adopted this standard on January 4, 2021 using the prospective transition method. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU. 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a right-of-use asset and lease liability on their condensed consolidated balance sheets for all leases with a term longer than twelve months. The guidance, as amended, is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company anticipates implementing the standard by taking advantage of the alternative transition method and will apply the transition approach as of the beginning of the period of adoption and will not be restating comparative periods. The Company also plans to apply other practical expedients provided by the standard. The Company has begun an implementation plan, including the identification of its lease population and the implementation of changes to existing processes that will be required to implement the new lease standard. The Company believes the most significant changes to the financial statements will relate to the recognition of right-of-use assets and offsetting lease liabilities in the condensed consolidated balance sheet for operating leases. The impact on the condensed consolidated balance sheet will be contingent upon the Company’s population of operating leases at adoption. However, the Company does not expect the standard to have a material impact on its condensed consolidated statements of operations and comprehensive income (loss) or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

significant estimates and credit quality are also required. The guidance is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its condensed consolidated financial statements and does not expect the adoption to have a material impact.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal periods beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Accounting, which, as amended, provides optional guidance for a limited period of time to ease the potential burden in accounting for (or reorganizing the effects of) reference rate reform on financial reporting. This standard can be adopted immediately, however, the guidance will only be available until December 31, 2022. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for the Company for the fiscal year beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, revolving line of credit and long-term debt. As of October 3, 2021 and January 3, 2021, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair values of long-term debt and revolving line of credit approximate their carrying value as the stated interest rates reset monthly at the London Interbank Offered Rate (“LIBOR”) plus an Applicable Margin (see Note 5, Debt) and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.Balance Sheet Components

Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	October 3,	January 3,
	2021	2021
Prepaid software subscriptions	$1,168	$897
Prepaid inventory and fulfillment supplies	540	483
Prepaid insurance	443	391
Prepaid rent	281	273
Deferred offering costs	1,653	—
Other	559	631
Prepaids and other current assets	$4,644	$2,675

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	October 3,	January 3,
	2021	2021
Leasehold improvements	$3,774	$3,647
Equipment	2,980	2,595
Furniture and fixtures	1,849	1,849
Construction in progress	110	28
Total property and equipment	8,713	8,119
Less: accumulated depreciation and amortization	(5,959)	(5,029)
Property and equipment, net	$2,754	$3,090

Depreciation of property and equipment for the three months ended October 3, 2021 and September 27, 2020 was $0.3 million and $0.4 million, respectively, and for the nine months ended October 3, 2021 and September 27, 2020 was $0.9 million and $1.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 3,	January 3,
	2021	2021
Accrued compensation and benefits	$6,888	$2,932
Accrued debt amendment fees	917	917
Accrued marketing	6,774	495
Accrued interest	94	169
Sales tax payable	2,985	563
Accrued inventory	3,554	90
Other	5,652	2,367
Accrued expenses and other current liabilities	$26,864	$7,533

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company reclassified sales tax payable and accrued inventory from Other as of January 3, 2021 to conform to the current period presentation.

5.Debt

In August 2017, the Company entered into a term loan with a principal amount of $135.0 million (“Term Loan”) and a revolving credit facility of $10.0 million (“Revolving Facility”) with certain financial institutions for which Credit Suisse is acting as an administrative agent (the “Credit Facility”).

The Company’s outstanding debt under the Term Loan consisted of the following (in thousands):

	October 3,	January 3,
	2021	2021
Principal amount of Term Loan	$105,835	$111,354
Less: Unamortized discount and debt issuance costs	(2,442)	(4,373)
Total carrying value of long-term debt	103,393	106,981
Less: Current portion of long-term debt	(103,393)	(10,125)
Long-term debt, net of current portion	$—	$96,856

The Company’s outstanding debt under the Revolving Facility consisted of the following (in thousands):

	October 3,	January 3,
	2021	2021
Principal amount of Revolving Facility	$—	$8,580
Less: Unamortized debt issuance costs (1)	(59)	(107)
Total carrying value of Revolving Facility	$(59)	$8,473
(1)	Debt issuance costs are included in other noncurrent assets in the condensed consolidated balance sheets.

During June 2020, the Company entered into a waiver and fifth amendment to the Credit Facility (the “Fifth Amendment”), which amended the following:

●	Waived the Company’s Existing Payment Default, Existing Covenant Default, and Existing Notice Defaults;
●	Amended interest payments on the Term Loan and Revolving Facility, resulting in a portion of interest from June 5, 2020 to the date that the Company provides evidence of compliance with the required Leverage Ratios (the “Compliance Date”, which was not met as of January 3, 2021) being payable in kind, with such interest being added to the outstanding principal balance of the Term Loan and Revolving Facility;
●	Deferred March, June, and September 2020 principal payments due of $7.5 million for the Term Loan to the maturity date;
●	Modified the Applicable Margin on the Term Loan from the Fifth Amendment Effective Date (June 5, 2020) to the first day of the month beginning after the Compliance Date, from an Applicable Margin of 9.00% to 9.50% for LIBOR Rate Term Loans and from an Applicable Margin of 8.00% to 8.50% for the Base Rate Term Loans; and

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

●	Modified the Applicable Margin on the Revolving Facility from the Fifth Amendment Effective Date (June 5, 2020) to the first day of the month beginning after the Compliance Date, from an Applicable Margin of 7.00% to 8.50% for LIBOR Rate Loans and from an Applicable Margin of 6.00% to 7.50% for Base Rate Loans.

For the Fifth Amendment, the Company incurred an amendment fee and other costs totaling $1.4 million that were treated as a debt issuance cost and will be amortized over the remaining term. As of October 3, 2021 and January 3, 2021, $0.9 million of the amendment fee was unpaid and included within accrued expenses and other current liabilities. There was no gain or loss arising from the Fifth Amendment as it was considered to be a debt modification.

During April 2021, the Company entered into the sixth amendment to the Credit Facility (“Sixth Amendment”), which amended the following:

●	Amended the minimum liquidity covenant from $2.5 million to $10.0 million
●	Extended the due date for the 2020 audited consolidated financial statements to September 30, 2021;
●	Upon receipt of proceeds from an IPO, Special Purpose Acquisition Company transaction, or other liquidity transaction that involves the equity of Lulu’s or its affiliates, the Company is required to pay off the outstanding obligations under the Credit Facility before any proceeds are utilized by the Company.

There was no gain or loss arising from the Sixth Amendment as it was considered to be a debt modification.

The Term Loan requires mandatory additional prepayments in May of each year if the Company’s Excess Cash Flow (“ECF”) for the preceding year exceeds the ECF as defined in the Term Loan agreement. There are no ECF payments due in the year ending January 2, 2022 related to 2020.

Amortization installment payments on the Term Loan are required to be made in quarterly installments of $2.5 million, with the remaining outstanding amount to be payable on August 28, 2022, the maturity date for the Term Loan. The effective interest rate on the Term Loan was 13.0% and 12.9% for the three months ended October 3, 2021 and September 27, 2020, respectively, and was 12.9% and 13.3% for the nine months ended October 3, 2021 and September 27, 2020, respectively.

Revolving Facility

Outstanding amounts under the Revolving Facility bear interest at variable rates with a minimum of 7.00%. Unused portions of the Revolving Facility bear a variable commitment fee of a minimum 0.375% to 0.50% per annum and are paid quarterly. The Revolving Facility matures on May 29, 2022. The Revolving Facility was amended with the Fifth Amendment, but there was no change to the commitment or the maturity date. In March 2021, the Company repaid $8.6 million of the outstanding principal amount of the Revolving Facility. The effective interest rate for the Revolving Facility was 10.3% for the three months ended September 27, 2020, and was 11.3% and 10.3% for the nine months ended October 3, 2021 and September 27, 2020, respectively. As of October 3, 2021, there was no outstanding balance on the Revolving Facility and the Company had $9.1 million remaining capacity under the Revolving Facility, net of outstanding letters of credit of $0.9 million.

The Term Loan and Revolving Facility are secured by all the assets of the Company and contain financial and reporting covenants, including restrictions on LFL with respect to the payment of dividends, which the Company was in compliance with as of October 3, 2021. Financial covenants include minimum liquidity amounts and are applicable if the Company’s overall liquidity is less than or equal to $10.0 million at the end of a reporting period. Substantially all of LFL’s assets are restricted from distribution to the Company. The Company does not have any material assets or liabilities,

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

other than its indirect investment in LFL. For the periods reported in these condensed consolidated financial statements, the Company has not and does not have any material operations on a standalone basis, and all of the operations of the Company are carried out by LFL.

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss). Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the revolving loan agreement which are included in other non-current assets in the condensed consolidated balance sheets.

Future minimum payments of principal on the Company’s outstanding debt were as follows (in thousands):

Fiscal Year Ending	Amounts
2021 (remaining three months)	$2,531
2022	103,304
Total principal amount	$105,835

6.Commitments and Contingencies

Operating Leases

As of October 3, 2021, the Company had non-cancelable operating leases for its corporate offices and warehouses expiring at various dates through 2026, some of which have renewal provisions. Rental expense classified within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) totaled $0.7 million and $0.8 million in the three months ended October 3, 2021 and September 27, 2020, respectively, and $2.2 million and $2.3 million in the nine months ended October 3, 2021 and September 27, 2020, respectively.

On September 3, 2021, the Company entered into a new lease agreement for warehousing and distribution of consumer goods for approximately $0.2 million per month or $15.7 million over the lease term. The lease will commence on December 1, 2021 with a lease term of 7.2 years and there is a security deposit of $0.4 million.

Future minimum lease payments under non-cancelable operating leases as of October 3, 2021 were as follows (in thousands):

Fiscal Year ending:	Amounts
2021 (remaining three months)	$1,599
2022	4,733
2023	4,252
2024	3,879
2025	4,017
Thereafter	7,464
Total	$25,944

Litigation and Other

From time to time, the Company may be a party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded that it was not probable that it had incurred a material loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any contingencies.

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of October 3, 2021, January 3, 2021 and September 27, 2020, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

7.Preferred Stock

The Company had outstanding redeemable preferred stock and convertible preferred stock (collectively, “Preferred Stock”) as follows (in thousands, except share and per share amounts):

	October 3, 2021
		Shares	Issuance	Net
	Shares	Issued and	Price Per	Carrying	Liquidation
	Authorized	Outstanding	Share	Value	Preference
Convertible Preferred Stock (Series A)	3,129,635	3,129,634	$38.34	$117,038	$240,000
Redeemable Preferred Stock (Series B and B-1)	10,000,001	8,950,001	1.00	19,320	17,900
Total	13,129,636	12,079,635		$136,358	$257,900

	January 3, 2021
		Shares	Issuance	Net
	Shares	Issued and	Price Per	Carrying	Liquidation
	Authorized	Outstanding	Share	Value	Preference
Convertible Preferred Stock (Series A)	3,129,635	3,129,634	$38.34	$117,038	$240,000
Redeemable Preferred Stock (Series B and B-1)	7,500,001	7,500,001	1.00	16,412	15,000
Total	10,629,636	10,629,635		$133,450	$255,000

The Company classifies its Preferred Stock (Series A, Series B and Series B-1) outside of stockholder’s deficit because the shares contain a redemption feature that is not within the Company’s control. As of October 3, 2021, the Company did not adjust the carrying value of the Series A Preferred Stock to its redemption value as a qualifying redemption event was not probable. Subsequent adjustments to the carrying value to the ultimate redemption value will be made only when it becomes probable that such a redemption event will occur. The Series B and Series B-1 Preferred Stock are not currently redeemable but are probable of becoming redeemable based on the passage of time. The carrying value of the Series B and Series B-1 Preferred Stock is greater than its redemption value as of October 3, 2021 and January 3, 2021.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series B and Series B-1 Redeemable Preferred Stock Issuance

During June 2020, the Company issued and sold 7,500,001 shares of Series B Preferred Stock at $1.00 per share to the general partner and a limited partner of the LP and the Series A preferred stockholders. The Company received gross cash proceeds of $7.5 million and incurred issuance costs associated with the Series B Preferred Stock issuance of $0.2 million. For accounting purposes, the Company determined the fair value of the Series B Preferred Stock to be $2.21 per share at issuance. The Series B Preferred Stock shares purchased by entities related to current employees, board members, and service providers were recorded at fair value and the excess of the fair value over the consideration paid was recorded as equity-based compensation of $8.6 million. The Series B Preferred Stock shares purchased by an existing Series A preferred stockholder was recorded at fair value and the excess of the fair value over consideration paid was recorded as a deemed dividend of $0.5 million in additional paid-in capital.

During February 2021, the Company amended its Second Amended and Restated Certificate of Incorporation to  amend the liquidation preference of the Series B preferred stock to an amount per share equal to a) two times the original issue price of $1.00 per share until August 28, 2022, or b) two times the original issue price of $1.00 per share plus an amount equal to 15% per annum accruing on two times the original issue price from August 28, 2022 through and including the date of payment, plus any dividends declared but unpaid.

During March 2021, the Company issued and sold 1,450,000 shares of Series B-1 Preferred Stock at $1.00 per share to current executives of the Company. In connection with the offering, the Company filed an amended and restated certificate of incorporation which authorized the issuance of up to 2,500,000 shares of Series B-1 preferred stock with the same rights, preferences and privileges of the Series B redeemable preferred stock and increased the authorized shares of common stock to 24,000,000.

The Company received gross cash proceeds of $1.5 million and incurred nominal issuance costs associated with the Series B-1 Preferred Stock issuance. For accounting purposes, the Company determined the fair value of the Series B-1 Preferred Stock to be $2.02 per share at issuance. The Series B-1 Preferred Stock shares were recorded at fair value and the excess of the fair value over the consideration paid was recorded as equity-based compensation of $1.5 million.

The fair value of the Series B and Series B-1 Preferred Stock was estimated using a two-step process. First, the Company’s enterprise value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis. Second, the Company’s enterprise value was allocated among the various classes of outstanding securities using the Black-Scholes option-pricing method. The option-pricing method treats all levels of the capital structure as call options on the enterprise’s value, with the exercise price based on the “breakpoints” between each of the different claims on the securities. The inputs necessary for the Series B Preferred Stock option-pricing model include the Company’s then-current enterprise value, breakpoints (the various characteristics for each class of equity, including liquidation preferences and priority distributions), time to liquidity of 3 years, risk-free rate of 0.21%, and volatility of 72.0%.The inputs necessary for the Series B-1 Preferred Stock option-pricing model include the Company’s then-current enterprise value, breakpoints (the various characteristics for each class of equity, including liquidation preferences and priority distributions), time to liquidity ranging from 0.5 to 1.5 years depending on the scenario, risk-free rate of 0.11%, and volatility of 78.0%.

Preferred Stock Provisions

Dividends – Before any dividends on common stock shall be declared or paid, the holders of outstanding shares of Preferred Stock (Series A, B and B-1) shall be entitled to receive dividends on an as-converted basis. Dividends to Preferred stockholders will be determined by dividing the dividend payable on each class/series of capital stock by the original issuance price of $38.34 for Series A, $1.00 for Series B and $1.00 for Series B-1 (adjusted for stock split, stock

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

dividend, etc.) and multiplying such fraction by the Preferred Stock original issue price. As of  October 3, 2021, no dividends have been declared or paid.

Liquidation – In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company (a “liquidation event”), the holders of the Series B and Series B-1 Preferred Stock are entitled to receive out of the available assets of the corporation, prior and in preference to any distribution to the holders of Series A and common stock an amount per share equal to a) two times the original issue price of $1.00 per share until August 28, 2022 or b) two times the original issue price of $1.00 per share plus an amount equal to 15% per annum accruing on two times the original issue price from August 28, 2022 through and including the date of payment, plus any dividends declared but unpaid (the “Series B-1 Liquidation Amount” or “the Series B Liquidation Amount” as applicable).

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred Stock are entitled to receive out of the available assets of the corporation, less the Series B and Series B-1 Liquidation Amount, prior and in preference to any distribution to the holders of common stock, an amount per share for each share of Series A Preferred Stock held by them equal to the greater of 1) the sum of original issue price multiplied by the applicable factor (2.0 as of October 3, 2021) plus any declared but unpaid dividends on the Series A Preferred Stock; and ii) the amount per share as would have been payable if all shares of Series A Preferred Stock had been converted to common stock (the “Series A Liquidation Amount”).

Voting – Each share of Series A Preferred Stock is entitled to voting rights equal to the number of shares of common stock it can be converted to. Series A stockholders are entitled to elect two directors of the Company and common stockholders are entitled to elect nine directors. Each share of Series B and Series B-1 Preferred Stock is not entitled to voting rights.

Conversion – At the option of the holder, each share of Series A Preferred Stock was convertible into shares of common stock. As of October 3, 2021, each share of Series A Preferred Stock was convertible into one share of common stock, adjusted for stock splits, combinations, dividends and distributions. All outstanding shares of Series A Preferred Stock were subject to be automatically converted into shares of common stock at the then effective conversion rate upon one of the following conversion events: (i) the closing of a firm commitment underwritten IPO, provided that the aggregate gross proceeds to the Company are not less than $100.0 million; or (ii) by vote or written consent for conversion from the holders of a majority of the outstanding Preferred Stock. Each share of Series B and Series B-1 Preferred Stock was not convertible at the option of the holder.

The Series A Preferred Stock conversion ratio shall be subject to appropriate adjustments for stock splits, stock dividends, combinations, subdivisions, or recapitalization events. In addition, if the Company should issue preferred stock or common stock without consideration or for a consideration per share less than the conversion price for the Series A Preferred Stock, the conversion price for each series shall automatically be adjusted in accordance with anti-dilution provisions contained in the Company’s amended and restated certificate of incorporation.

Redemption – On or after April 12, 2024, all outstanding shares of Series A Preferred Stock will be redeemable upon written notice of at least 50% of the then outstanding Series A shares requesting redemption of all or part of the stock held by such holders. The shares shall be redeemed in up to two installments, at a price equal to the then applicable Series A Liquidation Amount. The initial redemption date shall be within sixty days of receiving written notice and the Company shall redeem at least 50% of the shares at that time. The remaining shares to be redeemed shall accrue interest at a rate of  12.0% per annum and shall be redeemed no later than six months following the initial redemption date.

Upon written request from the holders of at least 50% of the then outstanding shares of Series B Preferred Stock and Series B-1 Preferred Stock voting together as a single class, the Company will redeem the Series B Preferred Stock and Series B-1 Preferred Stock in up to two installments at a price equal to the then applicable Series B and B-1 Liquidation

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amount. The Series B and Series B-1 redemption request may not be delivered prior to April 12, 2024. The initial redemption date shall be within sixty days of receiving written notice and the Company shall redeem at least 50% of the shares at that time. The remaining shares to be redeemed shall accrue interest at a rate of 12.0% per annum and shall be redeemed no later than six months following the initial redemption date. No redemption of any shares of Series B Preferred Stock or Series B-1 Preferred Stock shall occur prior to the earlier of (x) 91st day following the Latest Maturity Date, as defined in the Credit Facility, and (y) the termination of the Credit Facility.

Upon the sale of Common Stock in an IPO, all Series B and Series B-1 Preferred Stock will be redeemed by the Company at a price equal to the Series B and Series B-1 Liquidation Amount.

8.Common Stock

The Company has authorized the issuance of 24,000,000 shares of common stock with a $0.001 par value as of October 3, 2021. As of October 3, 2021 and January 3, 2021, there were 17,462,283 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. No dividends have been declared to date. As of October 3, 2021 and January 3, 2021, the Company has reserved 3,129,634 shares of common stock for issuance on an as-convertible basis related to convertible preferred stock outstanding. As of October 3, 2021, the Company has reserved 322,793 shares of common stock for issuance upon the exercise of stock options.

9.Equity-Based Compensation

2021 Equity Plan

During April 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (“2021 Equity Plan”). The 2021 Equity Plan provides for the issuance of incentive stock options, restricted stock, restricted stock units and other stock-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan is 925,000 shares, with 602,207 shares available for grant as of October 3, 2021. The Company’s board of directors administers the 2021 Plan and determines to whom options will be granted, the exercise price of options, the rates at which awards vest and the other terms and conditions of the awards issued from the 2021 Equity Plan. Options generally vest over four years and are subject to the employee’s continued employment with us. Options granted to consultants or other nonemployees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. The Company issues new shares to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

CEO Stock Options and Special Compensation Awards

During April 2021, the Company entered into an Employment Agreement (“Employment Agreement“) with the CEO and granted stock options to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO.

Under the Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the CEO will receive two bonuses which will be settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company concluded that the two

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

bonuses are subject to the guidance within ASC 718, are liability classified and recorded within accrued expense and other current liabilities and other noncurrent liabilities. The Company records the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. During the three and nine months ended October 3, 2021, the Company recognized equity-based compensation related to the two bonuses of $1.2 million and $2.2 million, respectively. The unrecognized equity-based compensation of $3.8 million as of October 3, 2021 is expected to be recognized over 1.09 years. If the IPO would have occurred as of October 3, 2021, the Company would have recognized no additional equity-based compensation expense.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 3, 2021	—	$—	—	$—
Authorized
Granted	322,793	$11.35
Outstanding as of October 3, 2021	322,793	$11.35	9.54	$4,109
Vested and exercisable as of October 3, 2021	—	$—	—	$—
Expected to vest as of October 3, 2021	322,793	$11.35	9.54	$4,109

The weighted-average grant-date fair value of options granted during the nine months ended October 3, 2021 was $16.44.

The following table presents the range of assumptions used to estimate the fair value of options granted during the periods presented:

Nine Months Ended
October 3, 2021
Fair value of common stock	$25.86
Expected term (in years)	6.48
Expected volatility	50.62%
Risk-free rate	1.17%
Dividend yield	0%

Fair Value of Common Stock - As there is no public market for the Company’s common stock, the board of directors, with the assistance of a third-party valuation specialist, determined the fair value of the Company’s common stock at the time of the grant of stock options by considering a number of objective and subjective factors, including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly-traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event and transactions involving the Company’s common stock, among other factors. The fair value of the underlying common stock was determined by the board of directors. The fair value of the Company’s common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield in effect at the time the options are granted for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the option.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expected Term - The expected term is based upon the Company’s consideration of the historical life of options, the vesting period of the option granted, and the contractual period of the option granted. The Company has a limited history of granting options, accordingly, the expected life was calculated using the simplified method.

Volatility - As the Company is not publicly traded, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.

Dividend Yield - The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

During the three months and nine months ended October 3, 2021, equity-based compensation expense of $0.3 and $0.6 million, respectively, was recorded to general and administrative expense related to the stock options, respectively. As of October 3, 2021, total unrecognized compensation cost related to unvested stock options was $4.4 million, which is expected to be recognized over a weighted average remaining service period of 3.49 years. If the IPO would have occurred as of October 3, 2021, the Company would have recognized an additional $1.3 million and $0.6 million of equity-based compensation expense related to the options only with service vesting conditions options and stock options with both performance and service vesting conditions, respectively.

Class P Units

During Q2 2020 and Q3 2020, all outstanding Class P units totaling 1,858,210 were modified ($7.22 weighted average modification date fair value per unit) to include a provision that if the employment with or service to the Company is terminated, then all outstanding Class P units that have satisfied the service-based vesting requirements will remain outstanding. 384,522 of the outstanding Class P units were also modified to include both a service condition and a performance condition. The performance-based vesting condition is satisfied upon the occurrence of a qualifying distribution event, which is generally defined as an issuance of a distribution to the LP’s partners. As of the modification dates, the Company measured the fair value of all modified Class P units. During Q4 2020, the LP granted an additional 1,094,861 Class P units which vest monthly over four years from the grant date and only include a service condition ($4.54 weighted average grant date fair value per unit). If the performance-based vesting condition had occurred on October 3, 2021, the Company would have recognized $2.4 million of equity-based compensation expense for Class P unit awards that had satisfied or partially satisfied the time-based vesting condition on that date and would have approximately $0.4 million of unrecognized compensation cost that represents the Class P unit awards which have not met the time-based condition as of October 3, 2021.

The Company recorded equity-based compensation expense of $0.4 million and $0.2 million during the three months ended October 3, 2021 and September 27, 2020, respectively, and $1.3 million and $8.6 million during the nine months ended October 3, 2021 and September 27, 2020, respectively, related to the outstanding and vested service-based Class P units. As of October 3, 2021, there were 326,338 performance-based Class P units outstanding with unrecognized equity-based compensation expense of $2.8 million, and the Company has concluded that the performance-based condition was not met and accordingly, no expense has been recognized during the three- and nine-month periods ended October 3, 2021 and September 27, 2020.

Pre-Vesting Distributions

During the nine months ended October 3, 2021, there was one employee that was terminated and $0.5 million of pre-vesting distributions were forfeited. Pre-vesting distributions totaling $2.9 million will be recognized when both the service-based condition and the performance-based vesting conditions of the underlying Class P units are met. As of October 3, 2021, the performance-based condition was not met and no compensation expense associated with the pre-

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

vesting distributions has been recognized. If the performance-based vesting condition had occurred on October 3, 2021, the Company would have recognized $2.6 million of equity-based compensation expense for pre-vesting distributions that had satisfied or partially satisfied the time-based vesting condition on that date and would have approximately $0.3 million of unrecognized compensation cost that represents the pre-vesting distributions which have not met the time-based condition as October 3, 2021.

The following table summarizes the rollforward of unvested Class P units for October 3, 2021:

		Weighted-
	Unvested Class	Average Fair
	P units	Value per Unit
Balance at January 3, 2021	1,729,938	$5.33
Units granted	—	—
Units vested	(299,097)	4.43
Units forfeited	(58,184)	8.45
		$5.39
Balance at October 3, 2021	1,372,657	5.33

As of October 3, 2021, the unrecognized equity-based compensation expense for all Class P units with a service condition of $4.6 million will be recognized over a weighted-average period of 2.8 years.

10.Income Taxes

The Company’s quarterly tax provision was calculated using a discrete approach, as allowed by FASB ASC 740, Income Taxes. The discrete method is applied when it is not possible to reliably estimate the annual effective tax rate. The Company believes the use of the discrete method is more appropriate than the annual effective rate method at this time because of the uncertainties that have resulted from the COVID-19 pandemic. All of the Company’s income (loss) before income taxes is from the United States. The following table presents the components of the provision for income taxes (in thousands):

	Three months ended
	October 3,	September 27,
	2021	2020
Income (loss) before (provision) benefit for income taxes	$5,466	$131
(Provision) benefit for income taxes	(1,616)	246
Effective tax rate	(29.6)%	188%

	Nine months ended
	October 3,	September 27,
	2021	2020
Income (loss) before provision for income taxes	$15,894	$(14,965)
Provision for income taxes	(5,075)	(187)
Effective tax rate	(31.9)%	(1.2)%

The Company’s effective tax rate for the three and nine months ended September 27, 2020 differs from the federal income tax rate of 21% primarily due to non-deductible equity-based compensation expenses.

The Company’s effective tax rate for the three and nine months ended October 3, 2021 differs from the federal income tax rate of 21% primarily due to state taxes and non-deductible equity-based compensation expenses.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.Related Party Transactions

Transactions with the LP

Certain of the Company’s transactions with the LP are classified as a component within additional paid-in capital in the condensed consolidated statements of stockholder’s deficit as there are no defined payments or other terms associated with these transactions. Such transactions included equity-based compensation related to outstanding Class P units of $0.4 million and $1.3 million in the three months and nine months ended October 3, 2021, respectively, and $0.2 million and $8.6 million in the three months and nine months ended September 27, 2020, respectively.

Series B Redeemable Preferred Stock Issuance

The Series B Preferred Stock shares purchased by entities related to current employees, board members, and service providers were recorded at fair value and the excess of the fair value of $2.21 per share over the consideration paid of $1.00 per share was recorded as equity-based compensation of $8.6 million in the nine months ended September 27, 2020. The Series B Preferred Stock shares purchased by an existing Series A stockholder was recorded at fair value and excess of the fair value of $2.21 per share over the consideration paid of $1.00 per share was recorded as a deemed dividend of $0.5 million in additional paid-in capital in the nine months ended September 27, 2020.

Series B-1 Redeemable Preferred Stock Issuance

The Series B-1 Preferred Stock shares purchased by current executives were recorded at fair value and the excess of the fair value of $2.02 per share over the consideration paid of $1.00 per share was recorded as equity-based compensation of $1.5 million in the nine months ended October 3, 2021.

Advance to/from the LP

An additional $37,000 was advanced to the Company from the LP during the nine months ended September 27, 2020. During the nine months ended September 27, 2020, the Company repaid the $2.0 million of advances from the LP plus accrued interest of $0.1 million, which repayment was used by the LP to pay accrued Class P unit distributions to certain current employees of the Company.

Management & Consulting Fees

The Company has accrued for management and consulting fees to H.I.G. Capital, LLC (“H.I.G.”, the LP’s ultimate parent), Institutional Venture Partners (Series A Preferred Stockholder), and certain board members. Expenses for such services were $0.1 million to H.I.G and $0.1 million to other related parties for the three months ended October 3, 2021 and were $0.1 million to H.I.G. and $0.1 million to other related parties for the three months ended September 27, 2020. Such services were $0.4 million to H.I.G and $0.3 million to other related parties for the nine months ended October 3, 2021 and were $0.4 million to H.I.G. and $0.3 million to other related parties for the nine months ended September 27, 2020. There were $1.1 million of accrued liabilities and $0.3 million of accounts payable related to these services as of October 3, 2021 and $0.2 million of accrued liabilities and $0.8 million of accounts payable related to these services as of January 3, 2021.  All outstanding management fees were settled at the time of our IPO and will cease to accrue beyond that date.

Operating Leases

The Company leases operations and warehouse spaces from a limited partner of the LP and a Series B Preferred Stockholder of the Company. Total rent expense to the related party was $12,115 and $18,557 for the three months ended

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

October 3, 2021 and September 27, 2020, respectively, and $36,345 and $93,351 for the nine months ended October 3, 2021 and September 27, 2020, respectively.

12.Subsequent Events

IPO

As discussed in Note 1, Description of Business, Organization, and Liquidity, on November 15, 2021, the Company completed its IPO, all outstanding shares of Series A Preferred Stock converted into common stock, and each share of the Series B Preferred Stock and the Series B-1 Preferred Stock was redeemed and extinguished.

Additionally, immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 250,000,000 shares of Common Stock, $0.001 par value per share and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

Line of Credit Arrangement

With the completion of the IPO, the Company entered into the $50.0 million New Revolving Facility and borrowed $25.0 million on November 15, 2021. The New Revolving Facility matures on November 15, 2024, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term daily secured overnight financing (“SOFR”) rate, plus the applicable SOFR adjustment and plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility.

Term Loan Repayment

With the completion of the IPO, the Company repaid the existing Term Loan in the amount of $107.2 million on November 15, 2021, which was comprised of $105.8 million in principal and $1.4 million in interest. The Credit Facility was terminated on November 15, 2021 and no prepayment penalties were incurred.  The Company wrote off $2.6 million in debt issuance costs and debt discounts, and accrued debt issuance costs of $0.9 million were forgiven in accordance with the Fifth Amendment and written off

Omnibus Equity Plan and Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company adopted the Omnibus Equity Plan (the “Omnibus Equity Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”).

Under the Omnibus Equity Plan, incentive awards may be granted to employees, directors, and consultants of the Company. The Company initially reserved 3,719,000 shares of common stock for future issuance under the Omnibus Equity Plan, including any shares subject to awards under the 2021 Equity Plan that are forfeited or lapse unexercised. The number of shares reserved for issuance under the Omnibus Equity Plan will automatically increase on January 1st of each year, starting on January 1, 2022 and continuing through January 1, 2031, equal to (a) 4% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding year or (b) such smaller number of shares as determined by the Company’s board of directors.

Under the ESPP, certain Company employees may purchase shares of the Company’s common stock at a 15% discount in future offerings. The Company initially reserved 743,803 shares of common stock for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

January 1st of each year, starting on January 1, 2022 and continuing through January 1, 2031, equal to (a) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding year or (b) such smaller number of shares as determined by the Company’s board of directors.

Class P Unit Modifications and Liquidation of the LP

The Board of Directors of the LP previously granted incentive awards of Class P Units to certain eligible employees and non-employee directors pursuant to award agreements entered into with each individual. These Class P Units vest over time, subject to the holder’s continued service to the Company through each applicable vesting date. During October 2021, the LP modified the vesting schedule related to 763,178 outstanding Class P Units for two senior executives to accelerate vesting if the two senior executives perform service after the completion of the IPO over the subsequent twelve-month period. Immediately before the completion of the IPO, the LP liquidated and the unit holders of the LP received 17,677,985 shares of the Company’s common stock in exchange for their units of the LP. Any such shares of common stock received in respect of unvested Class P Units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P Units.

Stock Based Awards

Immediately following the completion of the IPO, 51,747 restricted stock units (“RSUs”), each of which represents the right to receive one share of the Company’s common stock, were granted to the CEO. Of these RSUs, 25,874 accelerated and became fully vested and exercisable upon completion of the IPO, with any shares acquired upon vesting of such restricted stock units subject to a holding period of 12 months following the completion of the IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated November 10, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on November 12, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item II, Part 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Overview

Lulus is a customer-driven, digitally-native fashion brand primarily serving Millennial and Gen Z women. We focus relentlessly on giving our customers what they want. We do this by using data coupled with human insight to deliver a curated and continuously evolving assortment of on-point, affordable luxury fashion. Our customer obsession sets the tone for everything we do, from our personalized online shopping experience to our exceptional customer service.

Initial Public Offering

On November 10, 2021, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the SEC and the shares of its common stock began trading on the Nasdaq Global Market on November 11, 2021. The IPO closed on November 15, 2021, pursuant to which the Company issued and sold 5,750,000 shares of its common stock at a public offering price of $16.00 per share. On November 15, 2021, the Company received net proceeds of approximately $85.6 million from the IPO, after deducting underwriting discounts and commissions of $6.4 million. Immediately prior to the completion of the IPO, all shares of the Series A Preferred Stock then outstanding were converted into 15,000,000 shares of common stock. Additionally, 215,702 shares of common stock were issued to the LP immediately prior to the completion of the IPO. All shares of the Series B Preferred Stock and the Series B-1 Preferred Stock were redeemed and extinguished for a total payment of approximately $17.9 million on November 15, 2021.

 Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2020	2021	2020	2021

	(in thousands , except percentages and Average Order Value)
Gross Margin	44.8%	47.7%	44.8%	47.8%
Net income (loss)	$377	$3,850	$(15,152)	$10,819
Adjusted EBITDA(1)	$5,249	$11,885	$19,009	$35,050
Adjusted EBITDA Margin(1)	9.6%	11.2%	9.8%	12.6%
Active Customers (2)	2,300	2,500	2,300	2,500
Average Order Value	$102.69	$125.07	$107.99	$119.99
(1)

For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(2)

Active Customers of approximately 2.3 million and 2.5 million are based on the prior 12-month periods ended September 27, 2020 and October 3, 2021, respectively. Thus, the metric is the same for both the three- and nine-month periods.

Active Customers

We define an active customer as the number of customers who have made at least one purchase across our platform in the prior 12-month period. We consider the number of Active Customers to be a key performance metric on the basis that it is directly related to consumer awareness of our brand, our ability to attract visitors to our digital platform, and our ability to convert visitors to paying customers.

Average Order Value

We define Average Order Value (“AOV”) as the sum of the total gross sales before returns across our platform in a given period, plus shipping revenue, less discounts and markdowns, divided by the Total Orders Placed in that period. AOV reflects average basket size of our customers. AOV may fluctuate as we continue investing in the development and introduction of new Lulus merchandise and as a result of our promotional discount activity.

Gross Margin

We define Gross Margin as gross profit as a percentage of our net revenue. Gross profit is equal to our net revenue less cost of revenue.  Certain of our competitors and other retailers report cost of revenue differently than we do. As a result, the reporting of our gross profit and Gross Margin may not be comparable to other companies.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as income before interest expense, income taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, management fees, and transaction fees. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes an item that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA Margin

Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA and Adjusted EBITDA margin in the same manner. We present Adjusted EBITDA and Adjusted EBITDA margin because we consider both to be important supplemental measures of our performance and believe that both measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

Management uses Adjusted EBITDA and Adjusted EBITDA margin:

●	as a measurement of operating performance because it assists us in comparing the operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;

●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to expand our business.

By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for, net income (loss), operating income (loss) margin or other financial statement data presented in our consolidated financial statements as indicators of financial performance or liquidity. Some of the limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
●	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, management fees, transaction fees, which represent the write-off of offering costs deferred during 2019 upon abandonment of a prior offering in 2020, and equity-based compensation. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following this offering. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2020	2021	2020	2021

	(in thousands)		(in thousands)

Net income (loss)	$377	$3,850	$(15,152)	$10,819
Depreciation and amortization	795	695	2,449	2,116
Interest expense	3,959	3,612	11,899	11,036
Income taxes	(246)	1,616	187	5,075
Management fees (a)	157	165	470	482
Write-off of previously capitalized transaction fees (b)	—	—	1,950	—
Equity-based compensation (c)	207	1,947	8,635	4,040
Series B / B-1 equity-based compensation (d)	—	—	8,571	1,482

Adjusted EBITDA	$5,249	$11,885	$19,009	$35,050

Adjusted EBITDA margin	9.6%	11.2%	9.8%	12.6%
(a)	Represents management fees and expenses paid pursuant to the professional services agreement with H.I.G. Capital, LLC (“H.I.G.”) and Institutional Venture Partners for consulting and other services.
(b)	Represents the write-off of offering costs deferred during 2019 upon abandonment of a prior offering in 2020.
(c)	Represents equity-based compensation expense related to modifications and vesting of Class P unit awards. The three- and nine-month periods ended October 3, 2021 also include equity-based compensation expense for stock options and special compensation awards granted during 2021.
(d)	Represents the excess of fair value over the consideration paid for Series B Preferred Stock that was issued to an employee, H.I.G., and Institutional Venture Partners in June 2020. Represents the excess of fair value over the consideration paid for Series B-1 Preferred Stock that was issued to certain employees in March 2021.

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See “Risk Factors.”

Customer Acquisition

Our business performance depends in part on our continued ability to cost-effectively acquire new customers. We define customer acquisition cost (“CAC”) as our brand and performance marketing expenses attributable to acquiring new customers, including, but not limited to, agency costs and marketing team costs but excluding any applicable equity-based compensation, divided by the number of customers who placed their first order with us in a given period. As a digital brand, our marketing strategy is primarily focused on brand awareness marketing and digital advertising in channels like search, social, and programmatic – platforms that enable us to engage our customer where she spends her time, and in many cases also quickly track the success of our marketing, which allows us to adjust and optimize our marketing spend.

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. During the 12 months ended October 3, 2021, we served 2.5 million Active Customers.

Inventory Management

We utilize a data-driven strategy that leverages our proprietary reorder algorithm to manage inventory as efficiently as possible. Our “test, learn, and reorder” approach consists of limited inventory purchases followed by the analysis of proprietary data including real-time transaction data and customer feedback, which then informs our selection and customization of popular merchandise prior to reordering in larger quantities. While our initial orders are limited in size and financial risk and our supplier partners are highly responsive, we nonetheless purchase inventory in anticipation of future demand and therefore are exposed to potential shifts in customer preferences and price sensitivity over time. As we continue to grow, we will adjust our inventory purchases to align with the current needs of the business.

Investment in Our Operations and Infrastructure

We will continue to invest in our operations and infrastructure to facilitate further growth of our business. While we expect our expenses to increase accordingly, we will harness the strength of our existing platform and our on-trend fashion expertise to make informed investment decisions. We intend to invest in headcount, inventory, fulfillment, logistics, and our software and data capabilities in order to improve our platform, expand into international markets, and drive operational efficiencies. We cannot guarantee that increased spending on these investments will be cost effective or result in future growth in our customer base. However, we set a high bar for approval of any capital spending initiative. We believe that our disciplined approach to capital spending will enable us to generate positive returns on our investments over the long term.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had a material impact on the global fashion apparel, accessories and footwear industry as a significant portion of in-person social, professional, and formal events over the last 18 months were postponed or cancelled.

Historically, our business model has resulted in strong historical growth. Between fiscal years 2016 and 2019, we grew our net revenue by 179% to $370 million, or an annual compounded growth rate of 41%. Net revenue grew by 75% from 2016 to 2017, 28% from 2017 to 2018 and 24% from 2018 to 2019. In fiscal year 2020, our net revenue declined by 33% to $249 million as a result of the COVID-19 pandemic. During the three and nine months ended October 3, 2021, we grew our net revenue by 95% and 44%, respectively, compared to the same periods of the prior year.

Shortly after the onset of the COVID-19 pandemic, we proactively implemented initiatives to ensure the health and safety of employees and customers, while also addressing the financial impact and returning the business to growth in fiscal year 2021. These initiatives included prudent expense and aggressive liquidity management to successfully manage the business through the challenging operating environment. We implemented a number of measures to minimize cash outlays, including reducing discretionary marketing and other expenses. Additionally, in June 2020, we modified our Credit Facility to amend covenants and adjust certain payment terms. We also borrowed $5.3 million under our Revolving Facility, which was subsequently repaid in March 2021. We sold shares of Series B Preferred Stock in June 2020 for net cash proceeds of $7.3 million and sold shares of Series B-1 Preferred Stock in March 2021 for net cash proceeds of $1.4 million.  As the world has begun to emerge from the COVID-19 pandemic and in-person socialization has begun to return, beginning in March 2021, our business has experienced rapid recovery, growing faster than a number of e-commerce apparel businesses that are less correlated to social interaction and other activities outside of the home.

We expect ongoing volatility in these trends as the continued impact from COVID-19 remains uncertain. We may take further actions that impact our business operations as may be required by federal, state, or local authorities or that we determine to be in the best interests of our employees and our customers. For additional discussion of risks related to the COVID-19 pandemic and the impact of the COVID-19 pandemic on our Company, see “Risk Factors—The COVID-19 pandemic has had and may in the future have an adverse effect on our labor workforce availability, supply chain, business, financial condition, cash flows, and results of operations in ways that remain unpredictable.”

Components of Our Results of Operations

Net Revenue

Net revenue consists primarily of gross sales, net of merchandise returns and promotional discounts, generated from the sale of apparel, footwear, and accessories. Net revenue excludes sales taxes assessed by governmental authorities. We recognize net revenue at the point in time when control of the ordered product is transferred to the customer, which we determine to have occurred upon shipment.

Net revenue is impacted by our number of customers and their spending habits, Average Order Value, product assortment and availability, and marketing and promotional activities. During any given period, we may seek to increase sales by increasing promotional discounts, and in other periods we may instead seek to increase sales by increasing our selling and marketing expenses. We consider both actions together, so increased promotional discounts in a period, which would reduce net revenue accordingly in such period, might also result in lower selling and marketing expenses in such period. Similarly, if we increase selling and marketing expenses in a given period, promotional discounts may be correspondingly reduced, thereby improving net revenue. We expect our net revenue to increase in absolute dollars as we grow our business, although our net revenue growth rate may slow in future periods.

Cost of Revenue and Gross Margin

Cost of revenue consist of the product costs of merchandise sold to customers; shipping and handling costs, including all inbound, outbound, and return shipping expenses; rent, insurance, business property tax, utilities, depreciation and amortization, and repairs and maintenance related to our distribution facilities; and charges related to inventory shrinkage, damages, and our allowance for excess or obsolete inventory. Cost of revenue is primarily driven by growth in orders placed by customers, the mix of the product available for sale on our site, and transportation costs related to inventory receipts from our suppliers. We expect our cost of revenue to fluctuate as a percentage of net revenue primarily due to how we manage our inventory and merchandise mix.

Gross profit is equal to our net revenue less cost of revenue. We calculate Gross Margin as gross profit as a percentage of our net revenue. Our Gross Margin varies across Lulus, exclusive to Lulus, and third-party branded products. Exclusive to Lulus consists of products that we develop with design partners and have exclusive rights to sell across our platform, but that do not bear the Lulus brand. Gross Margin on sales of Lulus and exclusive to Lulus merchandise is generally higher than Gross Margin on sales of third-party branded products, which we offer for customers to “round out” the shopping basket. We expect our Gross Margin to increase modestly over the long term, as we continue to optimize our distribution capabilities and gain more negotiation leverage with suppliers as we scale, although our Gross Margin may fluctuate from period to period depending on the interplay of these factors.

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of customer order courtesy adjustments, payment processing fees, advertising, and targeted online performance marketing. Selling and marketing expenses also include our spend on brand marketing channels, including compensation and free clothing to social media influencers, events, and other forms of online and offline marketing related to growing and retaining the customer base. As discussed in “Net Revenue” above, in any given period, the amount of our selling and marketing expense can be affected by the use of promotional discounts in such period. We expect our selling and marketing expenses to increase in absolute dollars as we continue to invest in increasing brand awareness.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and benefits costs, including equity-based compensation for our employees involved in general corporate functions including finance, merchandising, marketing, and technology, as well as costs associated with the use by these functions of facilities and equipment, including depreciation, rent, and other occupancy expenses. General and administrative expenses are primarily driven by increases in headcount required to support business growth and meeting our obligations as a public company.

In the near term, we also expect to incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect that compliance with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In that regard, we expect to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense and other miscellaneous income.

Provision for Income Taxes

The provision for income taxes represents federal, state, and local income taxes. The effective rate differs from statutory rates due to adjustments for allowable credits, deductions, and the valuation allowance against deferred tax assets, as applicable. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, tax audit settlements, and the interaction of various tax strategies.

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2020	2021	2020	2021

	(in thousands)
Net revenue	$54,533	$106,320	$194,129	$278,861
Cost of revenue	30,128	55,553	107,208	145,561

Gross profit	24,405	50,767	86,921	133,300

Selling and marketing expenses	9,481	20,509	35,894	49,008
General and administrative expenses	10,854	21,196	54,179	57,436

Income (loss) from operations	4,070	9,062	(3,152)	26,856

Other income (expense), net:
Interest expense	(3,959)	(3,612)	(11,899)	(11,036)
Other income, net	20	16	86	74

Total other expense, net	(3,939)	(3,596)	(11,813)	(10,962)

Income (loss) before income taxes	131	5,466	(14,965)	15,894
Income tax (provision) benefit	246	(1,616)	(187)	(5,075)

Net income (loss)	$377	$3,850	$(15,152)	$10,819

	Three Months Ended		Nine Months Ended
	September 27,	October 3,	September 27,	October 3,
	2020	2021	2020	2021

	(in thousands, except percentages)
Net revenue	100%	100%	100%	$100%
Cost of revenue	55	52	55	52

Gross profit	45	48	45	48

Selling and marketing expenses	17	19	18	18
General and administrative expenses	20	20	28	21

Income (loss) from operations	8	9	(1)	9

Other income (expense), net:
Interest expense	(8)	(3)	(6)	(4)
Other income, net	—	—	—	—

Total other expense, net	(8)	(3)	(6)	(4)

Income (loss) before income taxes	—	6	(7)	5
Income tax (provision) benefit	—	(2)	—	(2)

Net income (loss)	—%	4%	(7)%	3%

Comparisons for the Three Months Ended September 27, 2020 and October 3, 2021

Net Revenue

	Three Months Ended		Change
	September 27,	October 3,
	2020	2021	Amount	%

	(in thousands, except percentages)
Net revenue	$54,533	$106,320	$51,787	95%

Net revenue increased in the three months ended October 3, 2021 by $51.8 million, or 95%, compared to the three months ended October 3, 2021. The increase is primarily due to increases in active customers and customer spend coupled with fewer markdowns and promotional discounts compared to the same period of the prior year.  The higher revenue was partially offset by higher sales returns compared to the same period of the prior year.  The prior year’s return rate was suppressed due to a shift in our sales mix toward product categories with lower return rates as a result of the pandemic.  In the current year, return rates have returned to pre-pandemic levels.

Cost of Revenue

	Three Months Ended		Change
	September 27,	October 3,
	2020	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue	$30,128	$55,553	$25,425	84%

Cost of revenue increased in the three months ended October 3, 2021 by $25.4 million, or 84%, compared to the three months ended September 27, 2020, which was primarily explained by the increase in our net revenue. Additionally, there was a shift in sales mix to higher gross margin products combined with lower markdowns and discounts, driving the cost of revenue as a percentage of net sales down in the three months ended October 3, 2021 compared to the same period of the prior year.

Selling and Marketing Expenses

	Three Months Ended		Change
	September 27,	October 3,
	2020	2021	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$9,481	$20,509	$11,028	116%

Selling and marketing expenses increased in the three months ended October 3, 2021 by $11 million, or 116%, compared to the three months ended September 27, 2020. Discretionary marketing spend was suppressed in the three months ended September 27, 2020 in response to lower customer demand due to the COVID-19 pandemic. We increased our online marketing expenses to acquire new customers and retain existing customers by $8.6 million (123.6%) compared to the same period in the prior year. Other marketing expenses, including photo shoot costs, increased by $0.9 million in the three months ended October 3, 2021, compared to the same period of the prior year. In addition, merchant processing fees increased by $1.6 million in the three months ended October 3, 2021 compared to the same period of the prior year due to the increase in net revenue.

General and Administrative Expenses

	Three Months Ended		Change
	September 27,	October 3,
	2020	2021	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$10,854	$21,196	$10,342	95%

General and administrative expenses increased by $10.3 million in the three months ended October 3, 2021, or 95%, compared to the three months ended September 27, 2020. The increase was primarily due to a $1.7 million increase in equity-based compensation expense due to an increase in expense related to stock options and special compensation awards and a $6.8 million increase in payroll and benefits expense as a result of $3.1 higher direct labor costs in line with higher sales volumes, higher bonus expense of $1.5 million due to improved business results and $2.1 million higher fixed headcount costs as the previous year costs were suppressed due to the furloughs related to the COVID-19 pandemic. There was also a $1.0 million increase in hardware, software and fulfillment and office supplies and a $0.8 million increase in professional services, legal and accounting fees.

Interest Expense

Interest expense decreased in the three months ended October 3, 2021 by $0.3 million, or 9%, compared to the three months ended September 27, 2020. The decrease was primarily due to reduced amount of borrowings outstanding for the three months ended October 3, 2021 compared to the three months ended September 27, 2020  net of the higher average interest rate under our Credit Facility for the three months ended September 27, 2020 compared to the three months ended October 3, 2021.

Income Tax (Provision) Benefit

Our income tax provision in the three months ended October 3, 2021 increased by $1.9 million, or (757%), to $1.6 million, compared to the three months ended September 27, 2020. The increase in the income tax provision was primarily due to an increase in our income before taxes, partially offset by an increase in non-deductible equity-based compensation expenses.

Comparisons for the Nine Months Ended September 27, 2020 and October 3, 2021

Net Revenue

	Nine Months Ended		Change
	September 27,	October 3,
	2020	2021	Amount	%

	(in thousands, except percentages)
Net revenue	$194,129	$278,861	$84,732	43.6%

Net revenue increased in the nine months ended October 3, 2021 by $84.7 million, or 43.6%, compared to the nine months ended September 27, 2020. The increase in revenue was primarily due to increases in Active Customers and customer spend coupled with fewer markdowns and promotional discounts compared to the same period of the prior year.  The prior year’s return rate was suppressed due to a shift in our sales mix toward product categories with lower return rates as a result of the pandemic.  In the current year, return rates have returned to pre-pandemic levels.

Cost of Revenue

	Nine Months Ended		Change
	September 27,	October 3,
	2020	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue	$107,208	$145,561	$38,353	35.8%

Cost of revenue increased in the nine months ended October 3, 2021 by $38.4 million, or 35.8%, compared to the same period of the prior year, consistent with the increase in our net revenue.  Additionally, there was a shift in sales mix to higher gross margin products combined with lower markdowns and discounts, driving the cost of revenue as a percentage of net sales down in the nine months ended October 3, 2021 compared to the same period of the prior year.

Selling and Marketing Expenses

	Nine Months Ended		Change
	September 27,	October 3,
	2020	2021	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$35,894	$49,008	$13,114	36.5%

Selling and marketing expenses increased in the nine months ended October 3, 2021 by $13.1 million, or 36.5% compared to the nine months ended September 27, 2020. Discretionary marketing spend was suppressed in the nine months ended September 27, 2020 in response to lower customer demand due to the COVID-19 pandemic. We ramped our marketing spend up in the first nine months of fiscal 2021 resulting in a $9.0 million increase in online marketing expenses to acquire new customers and retain existing customers compared to the same period in the prior year. Other marketing expenses, including photo shoot costs, increased by $1.3 million in the nine months ended October 3, 2021, compared to the same period of the prior year. In addition, merchant processing fees increased by $2.8 million in the nine months ended October 3, 2021 compared to the same period of the prior year largely due to the increase in net revenue.

General and Administrative Expenses

	Nine Months Ended		Change
	September 27,	October 3,
	2020	2021	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$54,179	$57,436	$3,257	6.0%

General and administrative expenses increased by $3.3 million in the nine months ended October 3, 2021, or 6%, compared to the nine months ended September 27, 2020. The increase was due to a $5.2 million increase in variable labor costs, which increased by 46% and was in line with our increase in net sales.  Fixed labor costs were $9 million higher driven by $5 million higher bonus costs due to improved business performance and $4 million higher fixed headcount costs compared to the previous year where costs were suppressed due to furloughs related to the COVID-19 pandemic.  The higher fixed labor costs were offset by $11.7 million lower equity-based compensation due to the impact of one-time adjustments in the prior year that did not recur at the same magnitude in the nine months ended October 3, 2021.

Interest Expense

Interest expense decreased in the nine months ended October 3, 2021 by $0.9 million, or 7.3%, compared to the nine months ended September 27, 2020. The decrease was primarily due to a reduced amount of borrowings outstanding for the nine months ended October 3, 2021 compared to the nine months ended September 27, 2020 net of the higher average interest rate under our Credit Facility for the nine months ended September 27, 2020 compared to the nine months ended October 3, 2021.

Income Tax (Provision) Benefit

Our income tax provision in the nine months ended October 3, 2021 increased by $4.9 million, or 2,614%, to $5.1 million, compared to the nine months ended September 27, 2020. The increase in the income tax provision was primarily due to an increase in our income before taxes, partially offset by a decrease in non-deductible equity-based compensation expenses.

Quarterly Trends

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Historically, our net revenue is highest in our second fiscal quarter due to higher demand for special event dresses and spring and summer fashion. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter.

Our quarterly gross profit fluctuates primarily based on how we manage our inventory and merchandise mix and has typically been in line with fluctuations in net revenue. When quarterly gross profit fluctuations have been unfavorable relative to the fluctuations in sales, these situations have been driven by non-recurring, external factors, as well as the COVID-19 pandemic in fiscal 2020, which led to increased promotional discounts and higher markdowns in order to optimize our inventory mix and quantities.

Selling and marketing expenses generally fluctuate with net revenue. Further, in any given period, the amount of our selling and marketing expense can be affected by the use of promotional discounts in such period. In addition, we may increase or decrease marketing spend to assist with optimizing inventory mix and quantities.

General and administrative expenses consist primarily of payroll and benefit costs and vary quarter to quarter due to changes in the number of seasonal workers to meet demand based on our seasonality.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. We generally expect demand to be greater in our second fiscal quarter compared to the rest of the year. We believe that this seasonality has affected and will continue to affect our results of operations.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities, proceeds from the issuance of preferred stock and borrowings under our Credit Facility. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with distribution, network expansion and capitalized software and debt service requirement.

Initial public offering

On November 15, 2021, we completed our IPO, in which we issued and sold 5,750,000 shares of our common stock at a price to the public of $16.00 per share and raised net proceeds of approximately $81.3 million, after deducting the underwriting discount of approximately $6.4 million and estimated offering expenses of approximately $4.3 million.

Going Concern

As of October 3, 2021, we had cash and cash equivalents of $40.9 million and restricted cash of $0.5 million.  On November 15, 2021, we received net proceeds of approximately $85.6 million from the IPO, after deducting underwriting discounts and commissions, which, together with our cash and cash equivalents, cash flows from operations and the New Revolving Facility, will be sufficient to finance our continued core operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Credit Facilities

As of October 3, 2021, there were $103.4 million of borrowings outstanding under the Term Loan, no amounts outstanding under the Revolving Facility and $850,000 of letters of credit outstanding resulting in $9.1 million of remaining borrowing capacity under the Revolving Facility. As of October 3, 2021, the interest rate on the Term Loan was the Adjusted LIBOR Rate plus 9.50% and the loans under the Revolving Facility bore interest at variable rates with a minimum of 7.00%.

Upon completion of our IPO on November 15, 2021, we entered into the New Revolving Facility, a $50.0 million three-year revolving credit facility, under which we borrowed $25.0 million. The proceeds of the IPO and the New Revolving Facility were used to repay the $105.8 million of outstanding principal and $1.4 million of accrued interest related to our Term Loan.  The Credit Facility was terminated on that date.

The New Revolving Facility matures three years after November 15, 2021, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term SOFR rate, plus the applicable SOFR adjustment and plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The New Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. A commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility. We intend to use borrowings under the New Revolving Facility for general corporate purposes, including funding working capital.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 27,	October 3,
	2020	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$21,184	$41,788
Investing activities	(1,605)	(1,587)
Financing activities	10,472	(14,828)

Net increase (decrease) in cash and cash equivalents	$30,051	$25,373

Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, amortization of debt discount and debt issuance costs, interest expense capitalized to principal of debt, equity-based compensation, and the effect of changes in working capital and other activities.

In the nine months ended October 3, 2021, net cash provided by operating activities was $41.8 million and consisted of net income of $10.8 million, changes in operating assets and liabilities of $21.4 million and non-cash items of $9.6 million. Changes in operating assets and liabilities related primarily to an $34.8 increase in accrued expenses and other current liabilities due primarily to a $15.4 million increase in the returns reserve as a result of higher sales coupled with a higher return rate due to a shift towards product categories with higher returns rates, as well as an increase in accrued compensation and benefits of $4.3 million, $2.1 million increase in sales taxes payable, $10.6 million increase in marketing, shipping and vendor accruals, $1.5 million increase in stored value card liability, mainly due to the higher sales in the period offset by a decrease in deferred revenue of $1.0 million primarily related to timing. There was also a $3.9 million increase in income tax payable.  These were partially offset by increases in inventory and assets for recovery of $6.5 million and $5.1 million, respectively. Accounts payable decreased by $2.0 million, which is primarily timing related. Other noncurrent liabilities decreased by $0.8 million and accounts receivable and prepaids and other current assets increased by $2.6 million and $0.3 million, respectively. Non-cash items primarily related to equity-based compensation expense of $5.5 million, depreciation and amortization of $2.1 million, amortization of debt discount and debt issuance cost of $2.0 million, and interest expense capitalized to principal of the Term Loan and the Revolving Facility of $2.1 million, offset by deferred income taxes of $2.1 million.

In the nine months ended September 27, 2020, net cash provided by operating activities was $21.2 million and consisted of net loss of $15.2 million offset by, changes in operating assets and liabilities of $10.9 million and non-cash items of $25.4 million. Changes in operating assets and liabilities related primarily to a decrease in inventory and accounts receivable of $12.6 million and $0.8 million, respectively, along with a $0.4 million decrease in prepaids and other current assets. Other increases to cash were driven by a $1 million reduction in assets for recovery due to lower customer returns, as well as $0.2 million lower income tax payable due to reduced taxable income.  These were partially offset by decreases in accrued expenses, accounts payable and other noncurrent liabilities of $0.6 million, $2.4 million and $0.9 million, respectively. Non-cash items primarily related to equity-based compensation expense of $17.2 million, depreciation and amortization of $2.4 million, amortization of debt discount and debt issuance cost of $1.8 million, the write-off of deferred IPO costs of $2.0 million, and deferred income taxes of $1.1 million.

Investing Activities

Our primary investing activities have consisted of purchases of equipment to support our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. Purchases of property and equipment may vary from period-to-period due to timing of the expansion of our operations. We have no material commitments for capital expenditures.

In the nine months ended October 3, 2021, net cash used in investing activities was $1.6 million. This was attributable to capital expenditures relating to equipment for our general operations, software and hardware purchases, and internally developed software.

In the nine months ended September 27, 2020, net cash used in investing activities was $1.6 million. This was attributable to capital expenditures relating to equipment for our general operations, software and hardware purchases, and internally developed software.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Credit Facility and issuance of preferred stock.

In the nine months ended October 3, 2021, net cash used in financing activities was $14.8 million, which was attributable to the net proceeds from the issuance of our Series B-1 Preferred Stock of $1.4 million, offset by repayments on our Term Loan of $7.6 million and the repayment of borrowings under our Revolving Facility of $8.6 million.

In the nine months ended September 27, 2020, net cash provided by financing activities was $10.5 million, which was attributable to the net proceeds from the issuance of our Series B Preferred Stock of $7.3 million and net proceeds from borrowings under our Revolving Facility of $5.3 million, offset by repayment on advance from LP of $2.0 million and payment of debt issuance costs of $0.1 million.

Contractual Obligations and Commitments

On September 30, 2021, we signed a new lease for 140,400 square feet of warehouse space in California commencing December 2021.  The lease has a seven year term with annual rental payments of approximately $2.0 million. We will also pay a portion of common area and pass-through expenses.

As discussed in the “Credit Facilities” section above, we repaid our Term Loan and borrowed $25 million under the New Revolving Facility on November 15, 2021.

There have been no other material changes to our contractual obligations and commitments as disclosed in the Prospectus.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 3, 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing elsewhere in the Prospectus. During the nine months ended October 3, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies—Recently Issued Accounting Pronouncements,” to our consolidated financial statements and Note 2, “Significant Accounting Policies—Recently Issued Accounting Pronouncements,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial position and our results of operations.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, our consolidated financial statements and our unaudited interim condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our exposure to market risk from that discussed in our Prospectus.

Item 4. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our business, financial condition, cash flows, or results of operations. We are not presently a party to any legal proceedings that we believe would, if determined adversely to us, materially and adversely affect our future business, financial condition, cash flows, or results of operations.

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in the Prospectus. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Forward-Looking Statements.”

Risks Related to Our Business

Our business depends on our ability to maintain a strong community around the Lulus brand with engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, financial condition, and results of operations.

We believe that maintaining our brand image, particularly with our core target customers, is important to maintaining and expanding our customer base and sales. Maintaining and enhancing our brand image may require us to make additional investments in areas such as merchandising, marketing, online operations, online displays and other promotions, and employee training. These investments may be substantial and may not ultimately be successful. If we are unable to maintain or enhance our brand image, brand awareness, and reputation, our business, financial condition, and results of operations may be materially and adversely affected.

Over the course of 2020, we offered over 23,000 styles through our platform. Lulus brand products comprised approximately 85% of our units sold in 2020. Our ability to identify new styles and maintain and enhance our existing brand is critical to retaining and expanding our base of customers. A significant portion of our customers’ experience depends on third parties outside of our control, including suppliers and logistics providers such as UPS and the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations or if they increase their rates, our business may suffer irreparable damage or our costs may increase. In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments, and these investments may not be successful. Also, if we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining, and enhancing our brand may become increasingly difficult and expensive.

Customer complaints or negative publicity about our website or mobile app, products, merchandise quality, product delivery times, customer data handling and security practices or customer support, especially on social media, blogs, and in reviews, could rapidly and severely diminish consumer use of our website or mobile app and customer and supplier confidence in us, and result in harm to our brand. We believe that much of the growth in our customer base to date has originated from word-of-mouth, including social media and our influencer-driven marketing strategy. If we are not able to develop and maintain positive relationships with our network of influencers or our online customer community, our ability to promote and maintain or enhance awareness of Lulus and leverage social media platforms to drive visits to www.lulus.com or our mobile app may be adversely affected.

The COVID-19 pandemic has had and may in the future have an adverse effect on our labor workforce availability, supply chain, business, financial condition, and results of operations in ways that remain unpredictable.

The impact of the ongoing COVID-19 pandemic is severe, widespread and continues to evolve. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures, including quarantines, travel bans, business closures and other heightened restrictions suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. It is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to rapidly evolve.

The COVID-19 pandemic and resulting disruptions to our suppliers’ production facilities could materially affect our operations. Additionally, the COVID-19 pandemic has impacted our business through the suspension, postponement and cancellation of in-person social, professional and formal events, including business conferences, graduations, bridal parties and weddings. The suspension, postponement and cancellation of in-person social, professional and formal events due to the COVID-19 pandemic has reduced the volume of events for which our customer base requires our products, and had an adverse impact on our revenue. Although many in-person social, professional and formal events have recommenced in recent months, the rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the COVID-19 pandemic, which remains a material uncertainty and risk with respect to us, our performance, and our financial results. Our ability to generate revenue is related to in-person social, professional and formal events taking place, and we may not generate as much revenue in the long-run as we would have generated without the cancellations or postponements in the wake of the COVID-19 pandemic.

As a result of the COVID-19 pandemic, at certain points in 2020, we temporarily closed most of our offices, and we may have to do so again as the COVID-19 pandemic continues to develop and related government orders evolve, and particularly, as new variants spread throughout the United States. During 2021, a large number of our employees continue to work remotely as a result of the COVID-19 pandemic. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it could be difficult or, in certain cases, impossible, for us to continue our business effectively for a period of time, particularly if such event also impacted our offices and other areas of work. Further, as the COVID-19 pandemic continues and as certain businesses return to on-site operations, we may experience disruptions if our employees or third-party providers’ employees become ill and are unable to perform their duties, and our operations, or the operations of one or more of our third-party providers, is impacted. The increase in remote working may also result in related consumer privacy, information technology security, and fraud concerns. In addition, the challenges to working caused by the COVID-19 pandemic and related restrictions may have an impact on our employees’ wellness, which could impact employee retention, productivity and our culture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations——Overview—Impact of the COVID-19 Pandemic.”

The COVID-19 outbreak has the potential to cause a disruption in our supply chain and may adversely impact economic conditions in North America, Europe, China, and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in our sales and operating results. In addition, the continuation of the global outbreak of coronavirus may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our products, delayed or cancelled orders by customers, or unanticipated inventory accumulation or shortages. A decline in the sales and operating results of our products could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business, financial condition, and results of operations.

We are unable to accurately predict the ultimate impact on our operations that the COVID-19 pandemic will continue to have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic, the impact of governmental regulations that might be imposed in response to the COVID-19 pandemic, the efficiency and efficacy of vaccination programs and overall changes in consumer behavior.

Furthermore, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. A reduction in consumer spending or disposable income could affect us more significantly than companies in other industries and companies with a more diversified product offering due in part to the fact that the discretionary retail items and specialty retail products we sell are discretionary purchases for consumers. In the past, governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to financial markets. If these actions are not successful, the return of adverse economic conditions could have a negative effect on our business, financial condition, and results of operations.

Our efforts to acquire or retain customers may not be successful, which could prevent us from maintaining or increasing our sales.

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers and the websites and mobile apps of our competitors. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns can be expensive and may not result in cost-effective acquisition of customers. We cannot assure that the benefit of acquiring new customers will exceed the cost. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire or retain customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition, and results of operations may be materially adversely affected.

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as Lulus Style Studio events, which are experiences we create for our customers and influencers. We anticipate that our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to effectively manage our marketing expenses, our business, financial condition, and results of operations will be adversely affected.

We obtain a significant amount of traffic via social networking platforms or other online channels used by our current and prospective customers. As e-commerce and social networking platforms continue to rapidly evolve, we must continue to maintain and establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also acquire and retain customers through paid search/product listing ads, paid social, retargeting, affiliate marketing, and personalized email and direct mail marketing. If we are unable to cost-effectively drive traffic to our website or mobile app, our ability to acquire new customers and our financial condition would suffer.

We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, cash flows, or results of operations.

A high proportion of our net revenue comes from repeat purchases by existing customers, especially those existing customers who are highly engaged and purchase a significant amount of merchandise from us. If existing customers no longer find our merchandise appealing, they may make fewer purchases and may stop shopping with us. Even if our existing customers find our merchandise appealing, if customer buying preferences change, they may decide to purchase less merchandise over time. Additionally, if customers who purchase a significant amount of merchandise from us were to make fewer purchases or stop shopping with us, then our sales may decline. A decrease in the number of our customers or a decrease in their spending on the merchandise we offer could negatively impact our business, financial condition, cash flows, and results of operations. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time and, if we are unable to do so, our business may suffer.

Our success depends on our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands and other factors.

Our core market of apparel, footwear, and accessories for women is subject to new and rapidly changing fashion trends, constantly evolving consumer preferences and demands, and a modest brand loyalty. Accordingly, our success is dependent on our ability to anticipate, identify, measure and respond to the latest fashion trends and customer demands, and to translate such trends and demands into appropriate, desirable product offerings in a timely manner. A select team of our employees is primarily responsible for performing this analysis and making initial product decisions, and they rely on feedback on fashion trends from a variety of sources, which may not accurately predict evolving fashion trends. Our failure to anticipate, identify or react swiftly and appropriately to new and changing styles, trends or desired customer preferences or to accurately anticipate and forecast demand for certain product offerings is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories, a greater number of markdowns and lower margins. Further, if we are not able to anticipate, identify and respond to changing fashion trends and customer preferences, we may lose customers and market share to our competitors who are able to better anticipate, identify and respond to such trends and preferences. In addition, because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers. We cannot assure investors that our new product offerings will be met with the same level of acceptance as our past product offerings or that we will be able to adequately respond to fashion trends or the preferences of our customers in a timely manner or at all. If we do not accurately anticipate, identify, forecast, or analyze fashion trends and sales levels, it could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing in ways that could negatively affect our business, financial condition, cash flows, and results of operations.

Our success depends on our ability to attract customers cost effectively. With respect to our marketing channels, we rely heavily on relationships with providers of online services, search engines, social media, directories, and other websites and e-commerce businesses to provide content, advertising banners, and other links that direct customers to our websites. We rely on these relationships to provide significant traffic to our website. In particular, we rely on digital platforms, such as Google and Facebook, as important marketing channels. Digital channels change their algorithms periodically, and our rankings in organic searches and visibility in social media feeds may be adversely affected by those changes, as has occurred from time to time, requiring us to increase our spending on paid marketing to offset the loss in traffic. Search engine companies may also determine that we are not in compliance with their guidelines and consequently penalize us in their algorithms as a result. Even with an increase in marketing spend to offset any loss in search engine optimization traffic as a result of algorithm changes, the recovery period in organic traffic may span multiple quarters or years. If digital platforms change or penalize us with their algorithms, terms of service, display and featuring of search results, or if competition increases for advertisements, we may be unable to cost-effectively attract customers.

Our relationships with digital platforms are not covered by long-term contractual agreements and do not require any specific performance commitments. In addition, many of the platforms and agencies with whom we have advertising arrangements provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for some of these services has also increased. A significant increase in the cost of the marketing providers upon which we rely could adversely impact our ability to attract customers cost effectively and harm our business, financial condition, results of operations, and prospects.

Use of social media, influencers, affiliate marketing, email, text messages, and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties.

We use social media including Facebook, Instagram, Pinterest, Snapchat, TikTok, Twitter and YouTube, as well as affiliate marketing, email, SMS, and direct mail as part of our multi-channel approach to marketing, and we encourage our customers to use social media while shopping. We also maintain relationships with thousands of social media influencers, who serve as our brand ambassadors, and engage in sponsorship initiatives. Laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. It may become more difficult for us or our partners to comply with such laws, and future data privacy laws and regulations or industry standards may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, customers, or others. Any such inappropriate use of social media tools could also cause business interruptions and reputational damage.

Customers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, financial condition, and results of operations.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission (“FTC”) has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship between an influencer and an advertiser.

Negative commentary regarding us, our products, or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target customers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

We have not historically used traditional advertising channels, and if we become unable to continue to connect with our target customer base, it could have a material adverse effect on our business, financial condition, and results of operations.

We utilize organic, content, affiliate marketing, email, SMS, direct mail, paid search, and social media marketing to capture the interest of our customers and drive them to our platform. We historically have not used traditional advertising channels, such as newspapers, magazines, and television, which are used by some of our competitors. In the future, we expect to increase our use of social media, such as Facebook, Instagram, Pinterest, Snapchat, TikTok, Twitter and YouTube for marketing purposes. If our marketing efforts are not successful, there may be no immediately available or cost-effective alternative marketing channel for us to use to build or maintain brand awareness. As we execute our growth strategy, our ability to successfully integrate into our target customers’ communities or to expand into new markets will be dependent on our ability to connect with our target customers through marketing channels. Failure to successfully connect with our target customers in new and existing markets could have a material adverse effect on our business, financial condition, and results of operations.

We may not accurately forecast income and appropriately plan our expenses.

We base our current and future expense levels on our operating forecasts and estimates of future income. Income and results of operations are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Additionally, our business is affected by general economic and business conditions around the world. A softening in income, whether caused by changes in customer preferences or a weakening in global economies, may result in decreased net revenue levels, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our (loss)/income after tax in a given quarter to be (higher)/lower than expected. We also will make certain assumptions when forecasting the amount of expense we expect related to our future share based payments, which includes the expected volatility of our share price, the expected life of share awards granted and the expected rate of share awards forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected or our net loss in a given quarter may be higher than expected.

Our business depends on the transportation of a large number of products. Our ability to accurately forecast and plan expenses could be adversely impacted by limitations on fuel supplies or increases in fuel prices that result in higher costs of transportation and distribution of our products. Although we are able to update our forecasts and estimates based on current data and modify the pricing of our products accordingly, there is often a lag before such modified pricing is reflected in our operating results, and there is a limit to how much of any fuel price or other distribution cost increases we can pass onto our customers. Any such limits may adversely affect our results of operations.

If we fail to provide high-quality customer support, it could have a material adverse effect on our business, financial condition, and results of operations.

Our ongoing customer support is important to the successful marketing and sale of our merchandise. Providing this support requires that our customer support personnel have fashion, retail, technical, and other knowledge and expertise, making it difficult for us to hire qualified personnel and scale our support operations. The demand on our customer support organization will increase as we expand our business and pursue new customers, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our customers quickly resolve issues and provide effective ongoing customer support, our ability to sell additional merchandise to existing and future customers could suffer and our reputation would be harmed. If we are unable to hire and retain customer support personnel capable of consistently providing customer support at a high level, as demonstrated by their enthusiasm for our culture, understanding of our customers, and knowledge of the merchandise that we offer, our ability to expand our business may be impaired.

Our business is affected by seasonality, which could result in fluctuations in our results of operations.

We experience moderate fluctuations in aggregate sales volume during the year. Historically, our net revenue has been highest in our second fiscal quarter. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. In addition, our customers may change their order patterns and buying habits, including frequency of purchase and/or number of items per order. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments online via credit and debit cards, Apple Pay, Google Pay, Klarna and PayPal, which subjects us to certain regulations and risk of fraud, and we may in the future offer new payment options to customers that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our results of operations. While we use third parties to process credit and debit card payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations or experience a security breach involving payment card information, we may be subject to fines, assessments and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

We may incur significant losses from customer and or credit card fraud.

We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a customer did not authorize a purchase, merchant fraud, and customers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments, and any such losses may be significant. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our results of operations.

Our business is subject to seasonal fluctuations.

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. We generally expect demand to be greater in the calendar second quarter compared to the rest of the year. We believe that this seasonality has affected and will continue to affect our results of operations.

Risks Related to Our Growth

The estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Quarterly Report on Form 10-Q relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Quarterly Report on Form 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We may be unable to sustain our growth, and we may become unprofitable in the future.

Although our net revenue and profitability have grown rapidly from 2014 through 2019, this should not be considered as indicative of our future performance. As we grow our business, we expect our net revenue growth rates to slow in future periods due to a number of reasons, which may include slowing demand for our merchandise, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business.

Our expenses have increased in recent periods, and we expect expenses to increase substantially in the near term, particularly as we make significant investments in our marketing initiatives, expand our operations and infrastructure, develop and introduce new merchandise offerings and hire additional personnel. Investors in our common stock should recognize that we may not always pursue short-term profits but are often focused on long-term growth and this may impact the return on investment. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our net revenue does not increase to offset increases in our operating expenses, we may not be profitable in future periods.

We may not be able to successfully implement our growth strategy.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of factors, including our ability to:

●	grow our brand awareness and attract new customers;
●	enhance and retain our existing customer relationships;
●	pursue category expansion; and
●	pursue international expansion.

We cannot assure that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any net revenue and, therefore, may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition, and results of operations.

Our current growth plans may place a strain on our existing resources and could cause us to encounter challenges we have not faced before.

As we expand, our operations will become more complex. We have grown rapidly, with our net revenue increasing from $133 million in 2016 to $370 million in 2019. While our net revenue growth decreased from $370 million in 2019 to $249 million in 2020 due to the impact of the COVID-19 pandemic, we expect to continue to grow rapidly in future periods as demonstrated by our net revenue growth from $194 million for the nine months ended September 27, 2020 to $279 million for the nine months ended October 3, 2021. We expect our growth to bring new challenges. Among other difficulties that we may encounter, this growth may place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, merchandising, and operations personnel. We may also place increased demands on our suppliers, to the extent we increase the size of our merchandise orders. The increased demands that our growth plans may place on our infrastructure may cause us to operate our business less efficiently or effectively, which could cause a deterioration in the performance of our business. New order delivery times could lengthen as a result of the strains that growth may place on our existing resources, and our growth may make it otherwise difficult for us to respond quickly to changing trends, customer preferences and other factors. This could impair our ability to continue to offer on-trend merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our planned expansion may place increased demands on our existing operational, managerial, administrative, and other resources. Specifically, our inventory management systems and personnel processes may need to be further upgraded to keep pace with our growth strategy. We cannot anticipate all of the demands that our expanding operations will impose on our business, and our failure to appropriately address these demands could have an adverse effect on business, financial condition, and results of operations.

We may not be able to manage our growth effectively, and such rapid growth may adversely affect our corporate culture.

We have rapidly and significantly expanded our operations and anticipate expanding further as we pursue our growth strategies. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical systems, financial resources, and internal control over financial reporting functions. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations.

Our collaborative culture is important to us, and we believe it has been a major contributor to our success. We may have difficulties maintaining our culture or adapting it sufficiently to meet the needs of our future and evolving operations as we continue to grow, including as we expand internationally. In addition, our ability to maintain our culture as a public company, with the attendant changes in policies, practices, corporate governance, and management requirements may be challenging. Failure to maintain our culture could have a material adverse effect on our business, financial condition, and results of operations.

As we pursue our international growth strategy, we will become subject to international business uncertainties.

We intend to increase sales of our products to customers located outside the United States. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot assure that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

●	difficulties in staffing and managing foreign operations;
●	burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the EU;
●	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
●	political and economic instability;
●	natural disasters;
●	trade restrictions;
●	differing employment practices and laws and labor disruptions;
●	the imposition of government controls;
●	an inability to use or to obtain adequate intellectual property protection for our key brands and products;
●	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;
●	a legal system subject to undue influence or corruption;
●	a business culture in which illegal sales practices may be prevalent;
●	logistics and sourcing;
●	military conflicts; and
●	acts of terrorism.

The occurrence of any of these risks could negatively affect our international business and consequently our overall business, financial condition, and results of operations.

Risks Related to Our Industry

The global apparel industry is subject to intense pricing pressure.

The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the availability of raw materials in recent years. This pressure could have adverse effects on our business and financial condition, including:

●	reduced gross margins across our product lines and distribution channels;
●	increased supplier demands for allowances, incentives, and other forms of economic support; and
●	increased pressure on us to reduce our product costs and operating expenses.

We operate in the highly competitive retail apparel industry, and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could adversely impact our growth and market share, and have a material adverse effect on our business, financial condition, and results of operations.

We operate in the highly competitive retail apparel industry. We compete on the basis of a combination of factors, including our quality, concept, price, breadth, and style of merchandise, as well as our online experience and level of customer service, our brand image, and our ability to anticipate, identify and respond to new and changing fashion trends and customer demands. While we believe that we compete primarily with apparel retailers and internet businesses that specialize in women’s apparel, footwear, and accessories, we also face competition from national and regional department stores, specialty retailers, fast-fashion retailers, value retailers, and mass merchants. In addition, our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition, and results of operations.

We also compete with a wide variety of large and small retailers for customers, suppliers, influencers and personnel. The competitive landscape we face, particularly among apparel retailers, is subject to rapid change as new competitors emerge and existing competitors change their offerings. We cannot assure investors that we will be able to continue to compete successfully and navigate the shifts in the competitive landscape in our markets.

Additionally, the COVID-19 pandemic has accelerated the need for traditional brick-and-mortar retailers to invest significant resources in their e-commerce operations, including traditional retailers that either did not have e-commerce operations prior to the COVID-19 pandemic or only had a nascent platform. As a result of these significant investments, the e-commerce market for apparel has become extremely competitive, and we now face competition from a broad range of national and international firms. Although the COVID-19 pandemic has negatively affected demand for apparel and fashion as retail categories, this increased competition has resulted in greater and continued downward price pressure, which could have a material adverse effect on our business, financial condition, and results of operations.

Many of our existing and potential competitors are, and many of our potential competitors may be, larger and have greater name recognition and access to greater financial, marketing and other resources than us. Therefore, these competitors may be able to adapt to changes in trends and customer desires more quickly, devote greater resources to the marketing and sale of their products, generate greater brand recognition or adopt more aggressive pricing policies than we can. Many of our competitors also utilize advertising and marketing media which we have not historically used, including advertising via newspapers, magazines, and television, which may provide them with greater brand recognition than we have. As a result, we may lose market share, which could reduce our sales and have a material adverse effect on our business, financial condition, and results of operations.

Our competitors may also sell certain products or substantially similar products through outlet centers or discount stores, increasing the competitive pressure for those products. We cannot assure investors that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us. Competitive forces and pressures may intensify as our presence in the retail marketplace grows.

We do not possess exclusive rights to many of the elements that comprise our online experience and merchandise offerings. Some apparel retailers offer a personalized shopping experience that in certain ways is similar to the one we strive to provide to our customers. Our competitors may seek to emulate facets of our business strategy, including “test, learn, and reorder,” speed-to-market and online experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, some of our merchandise offerings are sold to us on a non-exclusive basis. As a result, our current and future competitors, especially those with greater financial, marketing, or other resources, may be able to duplicate or improve upon some or all of the elements of our online experience or merchandise offerings that we believe are important in differentiating our website and our customers’ shopping experience. If our competitors were to duplicate or improve upon some or all of the elements of our online experience or product offerings, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending. Customer purchases of discretionary retail items and specialty retail products, which include our apparel, footwear, and accessories, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of customer credit, inflation, high interest rates, high tax rates, high fuel prices, and customer confidence with respect to current and future economic conditions. Customer purchases may decline during recessionary periods or at other times when unemployment is higher, fuel prices are higher or disposable income is lower. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise to customers who seek value. Customer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions.

Our sales may be particularly susceptible to economic and other conditions in certain regions or states. Considerable uncertainty and volatility remains in the national and global economy, and any further or future slowdowns or disruptions in the economy could adversely affect online shopping traffic and customer discretionary spending and could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may not be able to maintain our recent rate of growth in net revenue if there is a decline in customer spending.

Risks Related to Our Merchandise and Inventory

If we are not able to successfully maintain our desired merchandise assortment or manage our inventory effectively, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our merchandise, which could result in excess inventories, markdowns, and foregone sales.

We offer our customers a broad merchandise assortment with new styles introduced virtually every day in small batches. This enables us to learn about customer demand using our proprietary reorder algorithm, which allows us to reorder winning products in higher volume. We cannot assure investors that we will be able to continue to stock a broad assortment of merchandise at our current frequency. If we are unable to offer a broad merchandise assortment or manage our inventory effectively, customers may choose to visit our website less frequently, our brand could be impaired, we could lose sales, and our ability to compete successfully and our market share may decline. Further, any failure to manage our merchandise assortment could lead to excess inventories which could lead to markdowns. We have experienced logistics issues that have adversely affected our ability to manage our inventory in the past and may experience such issues in the future. If we are unable to successfully maintain our desired merchandise assortment, it could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers or their ability to obtain financing for their operations.

We have many important supplier relationships. We do not own or operate any manufacturing facilities. Instead, we purchase nearly all of our merchandise from third-party suppliers. In the year ended January 3, 2021, our top 18 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 7.3% of our purchases. In the nine months ended October 3, 2021, our top 13 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 9.8% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify if needed or to improve the quality, look, and fit of the item. We must also be able to quickly source merchandise and place orders in order to successfully execute our strategy of rapidly responding to evolving fashion trends. Merchandise may not be available to meet our fashion needs on a timely basis, at competitive prices, or at all. Due to the nature of our product strategy, we do not have long-term commitments with any of our suppliers, and we generally operate without any contractual assurances of continued supply, pricing, or access to new products. Our standard terms and conditions do not commit us or our suppliers to any particular quantities, which are established on a purchase order basis.

Our supplier relationships, and therefore our business, could be materially adversely affected if our suppliers:

●	raise the prices they charge us;
●	change pricing terms to require us to pay upfront or upon delivery;
●	reduce our access to styles, brands, and merchandise by entering into broad exclusivity arrangements with our competitors or otherwise in the marketplace;
●	sell similar merchandise to our competitors with similar or better pricing, many of whom already purchase merchandise in significantly greater volume and, in some cases, at lower prices than we do;
●	lengthen their lead times;
●	decrease the quality of their merchandise;
●	initiate or expand sales of apparel, footwear, and accessories to retail customers directly through their own stores, catalogs, or on the internet and compete with us directly; or
●	otherwise choose to discontinue selling merchandise to us.

The success of our business is driven in part by the price-value proposition we offer our customers. If the costs of the raw materials, for example cotton, synthetics, and trim, or other inputs, such as energy costs or prevailing wages, used in producing our merchandise increase, our suppliers may look to pass these cost increases along to us. The price and availability of such raw materials may fluctuate significantly, depending on many factors which are outside of our control, including commodity prices, crop yields, and weather patterns. In addition, the costs of other inputs are also outside of our control. If our suppliers attempt to pass any cost increases on to us and we refuse to pay the increases, we could lose those suppliers, resulting in the risk that we could not fill our purchase orders in a timely manner or at all. If we pay the increases, we could either attempt to raise retail prices for our merchandise, which could adversely affect our sales and our brand image, or choose not to raise prices, which could adversely affect the profitability of our merchandise sales. As a result, any increase in the cost of raw materials or other inputs could have a material adverse effect on our business, financial condition, and results of operations.

We historically have established good working relationships with many suppliers, some of which have more limited resources, production capacities and operating histories than others. Market and economic events that adversely impact our suppliers could impair our ability to obtain merchandise in sufficient quantities. Such events include difficulties or problems associated with our suppliers’ business, finances, ability to import or ship merchandise as a result of strikes, labor disruptions or other events, costs, production, insurance, and reputation. We cannot assure investors that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business, or that we will be able to get such merchandise delivered to our distribution facilities or our third-party logistics provider on a timely basis. We may need to develop new relationships, as our current suppliers may be unable to supply us with needed quantities and we may not be able to find similar merchandise on the same terms. If we are unable to acquire suitable merchandise in sufficient quantities, at acceptable prices with adequate delivery times due to the loss of or a deterioration or change in our relationship with one or more of our key suppliers or if events harmful to our suppliers occur, it could have a material adverse effect on our business, financial condition, and results of operations.

If new trade restrictions are imposed or existing trade restrictions become more burdensome, our ability to source imported merchandise efficiently and cost effectively could be materially adversely affected.

We purchase a portion of our inventory from foreign manufacturers, including those based in China, which is either directly imported by us from foreign suppliers or imported by domestic importers.

Suppliers, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards, or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the United States and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe affords our suppliers greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States imposed safeguard quotas on a number of categories of goods and apparel from China and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our suppliers’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our suppliers’ merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against items we offer, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our suppliers, and we would expect the costs to be passed along in increased prices to us, which we may be unable to pass on to our customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Merchandise returns could harm our business.

We allow our customers to return merchandise, subject to our return policy. If merchandise return economics become more costly, our business, financial condition, and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of merchandise returns. Supplier non-compliance can also result in increased returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in merchandise returns.

Risks Related to Our Technology Infrastructure

System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations.

External parties, such as experienced computer programmers and hackers, or even internal users (including both employees and non-employees with authorized access), may be able to penetrate or create systems disruptions or cause shutdowns of our networks, systems and applications or those of third-party companies with which we have contracted to provide services. We collect and use personal information about our employees, customers and others, and sometimes rely upon third-party service providers to maintain or process data on our behalf and to provide security for the information in their possession. Any real or perceived compromise of such information could deter customers from using our platform, subject us to governmental investigations and/or enforcement actions, fines and penalties, litigation, claims and other liabilities, and harm our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or other factors beyond our control. Such failures or breaches in our information systems could also result in the disclosure, misappropriation or misuse of or unauthorized access to our confidential, proprietary, or personal information, disruption of our operations or damage to our networks and systems. An increasing number of websites, including several large internet companies, have recently disclosed breaches of their security, some of which have involved increasingly sophisticated and highly targeted attacks on portions of their sites. For example, online businesses have been targeted with attacks aimed at compromising the security of payment card information submitted by customers for online purchases, including by injecting malicious code or scripts on website pages or by gaining unauthorized access to payment systems. As an online retailer, we may be targeted with similar attempts.

Although we take steps to protect our networks, systems, applications and data, we or our service providers may be unable to anticipate, defend against, or timely identify and respond to such activity, including hacking, malware, viruses, social engineering (such as phishing or other scams), extortion, account takeover attacks, denial or degradation of service attacks, supply chain attacks, computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our data. For example, an unauthorized actor interfered with one of our payment processing systems during a five-day period in August 2016, and intermittently may have been able to intercept approximately 12,500 payment card numbers used for purchases by customers entering a new payment card on our website during that period. We remediated the incident and notified affected customers and state regulators of the incident in accordance with our response plan. In addition to remediating the issue, we have subsequently implemented various additional security measures to prevent and mitigate the attack vectors used to gain access to the www.lulus.com file system. When we notified potentially affected customers, we provided them with information on how to help detect and prevent abuse of their personal and credit card information. The incident did not appear to have any negative impact on customers’ purchasing confidence. In addition, sophisticated hardware and operating system software and applications that we buy or license from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution, or other critical functions and have a material adverse effect on our business, financial condition and results of operations.

In addition, many governments have enacted laws or regulations that require companies to notify individuals about certain types of security incidents or breaches, and any such disclosures may lead to negative publicity and may deter customers from shopping on our platform. It is also possible that security breaches affecting our competitors or others in our industry could also result in negative publicity that indirectly harms our reputation. Increasing public, industry, and governmental focus on privacy and data security may continue to lead to additional guidance or legislative and regulatory action, and the increased emphasis on privacy may lead customers to request that we take additional measures to enhance security or restrict the manner in which we collect and use customer information to gather insights into customer behavior and craft our marketing programs. As a result, we may have to modify our business systems and practices with the goal of further improving data security, which could result in reduced net revenue, increased expenditures and operating complexity. Any compromise of our security or security breach could result in a violation of applicable privacy and other laws, significant legal and financial exposure or damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

Our existing general liability and cybersecurity insurance may not cover any, or cover only a portion of any, potential claims or expenses related to security breaches that affect us or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. In addition, we cannot assure investors that the limitations on liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities with respect to any particular claim. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating expenses and reduce our net income, if any, or increase our net loss.

We continually update, augment and add technology systems, which could potentially disrupt our operations and have a material adverse effect on our business, financial condition, and results of operations.

Over the years, we have found a balance between developing proprietary applications that are optimized for and tailored to our business and customers’ needs on the one hand, and best-in-class third-party solutions on the other hand. We periodically evaluate whether our proprietary application solutions can be replaced by either more advanced or more cost effectively scaled third-party solutions. While currently our order and warehouse management systems are developed in-house, when suitable third-party solutions become available, we might replace our internal systems depending on the growth and the demands of the business.

For example, in 2017 we implemented a data warehouse solution that in near real-time integrates data from our proprietary software applications and third-party software applications to unlock the various data silos and allow for holistic business intelligence analysis and reporting. The actionable insights we have been able to gather from these analytics have allowed us to detect and act on trends sooner, identify improvement opportunities and implement predictive analysis models to gain efficiencies.

Additionally, from time to time, our systems require modifications and updates, including by adding new hardware, software, and applications; maintaining, updating, or replacing legacy programs; and integrating new service providers, and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. The failure of our information systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.

The risks associated with the above systems changes, as well as any failure of such systems to operate effectively, could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, and our internal controls over financial reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failures or problems in the future.

We may not be able to successfully implement these new systems or, if implemented, we may still face unexpected disruptions or cost overruns in the future, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We rely significantly on technology and systems to support our supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to effectively manage our business depends significantly on our information systems and platforms provided by third parties, which we use primarily to manage items, purchase orders, stock ledgers and allocation and supply chain planning. To manage the growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing and internal controls and business processes; in doing so, we could encounter transitional issues and incur substantial additional expenses. If we are unable to maintain our current relationships with these service providers, there is no assurance that we will be able to locate replacements on a timely basis or on acceptable terms. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them, or a breach in security of these systems, could materially adversely affect the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Any such events could have a material adverse effect on our business, financial condition, and results of operations.

Further, we house many of our systems offsite at third-party data centers. Our data centers may be subject to cyber-attacks or other technology-related incidents, and also break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other anticipated problems could result in lengthy interruptions to our service. Any errors or vulnerability in our systems or damage to or failure of our systems, or a third-party data center hosting our data, could result in interruptions in our operations and could have a material adverse effect on our business, financial condition, and results of operations.

In addition, we may now and in the future implement new systems to increase efficiencies and profitability. We may encounter transitional issues and incur substantial additional expenses in connection with any implementation or change to existing processes, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our business, financial condition, and results of operations.

Our business is highly dependent upon email and other messaging services for promoting our brand and platform. We send promotional emails to inform customers of new products, shipping specials and other offers, and transactional emails to communicate updates to customer orders and returns. We believe these messages are an important part of our customer experience. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open or read our messages, our net revenue and profitability would be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, emails service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that could result in our inability to successfully deliver emails or other messages to customers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications to customers may also result in legal claims against us, which may cause us increased expense, and if successful might result in fines or orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social media platforms to communicate with our customers and to encourage our customers to engage with our brand. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social media platforms or decline in the use of or engagement with social media platforms by consumers could materially adversely affect our business, financial condition, and results of operations.

Risks Related to the Supply of Our Products

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing.

We currently source nearly all of the merchandise we offer from third-party suppliers, and as a result we may be subject to price fluctuations or demand disruptions. Our results of operations would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our results of operations. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the suppliers we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters could increase raw material costs, impacting pricing with certain of our suppliers, or cause shipping delays for certain of our merchandise. Any delays, interruption, damage to, or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether and could adversely affect our results of operations.

We believe that we have strong supplier relationships, and we work continuously with our suppliers to manage cost increases. Our overall profitability depends, in part, on the success of our ability to mitigate rising costs or shortages of raw materials used to manufacture our merchandise. Cotton, synthetics and other raw materials used to manufacture our merchandise are subject to availability constraints and price volatility impacted by a number of factors, including supply and demand for fabrics, weather, government regulations, economic climate, and other unpredictable factors. In addition, our sourcing costs may fluctuate due to labor conditions, transportation, or freight costs, energy prices, currency fluctuations, or other unpredictable factors. The cost of labor at many of our third-party suppliers has been increasing in recent years, and we believe it is unlikely that such cost pressures will abate.

Most of our merchandise is shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our merchandise is imported, we may incur increased costs related to air freight or use of alternative ports. Shipping by air is significantly more expensive than shipping by ocean and our margins and profitability could be reduced. Shipping to alternative ports could also lead to delays in receipt of our merchandise. We rely on third-party shipping companies to deliver our merchandise to us. Failures by these shipping companies to deliver our merchandise to us or lack of capacity in the shipping industry could lead to delays in receipt of our merchandise or increased expense in the delivery of our merchandise. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

In addition, we cannot guarantee that merchandise we receive from suppliers will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in one of our distribution facilities, or when returned by customers. While we take measures to ensure merchandise quality and avoid damage, including evaluating supplier product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession or prevent all damage while in our distribution facilities. We may incur additional expenses and our reputation could be harmed if customers and potential customers believe that our merchandise is not of sufficiently high quality or may be damaged.

We have three distribution facilities and disruptions to the operations at these locations could have a material adverse effect on our business, financial condition, and results of operations.

We have two distribution facilities located in California and one in Pennsylvania. All of our merchandise is shipped from our suppliers to one of our distribution facilities or to a third-party consolidation center (which then ships to our distribution facilities) and then packaged and shipped from our distribution facilities to our customers. The success of our business depends on our timely receipt of merchandise so we can continuously bring new, on-trend products online for sale. The success of our business also depends on customer orders being timely processed and delivered to meet promised delivery dates and satisfy our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facilities to support both our current level of operations and the anticipated increased levels that may follow from our growth plans. In order to accommodate future growth, we will either need to expand and upgrade our existing distribution facilities or open additional distribution facilities. Upgrading our existing distribution facilities or transferring our operations to a facility with greater capacity will require us to incur additional costs, which could be significant, and may require us to secure additional favorable real estate or may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such additional real estate may not be available at reasonable costs or at all. Our failure to provide adequate order fulfillment, secure additional distribution capacity when necessary, or retain a suitable third-party logistics provider could impede our growth plans. Further increasing this capacity could increase our costs, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

In addition, if we encounter difficulties associated with our distribution facilities or if they were to shut down or be unable to operate for any reason, including because of fire, natural disaster, power outage, or other event, we could face inventory shortages, resulting in “out-of-stock” conditions on our website, and delays in shipments, resulting in significantly higher costs and longer lead times distributing our merchandise. In addition, operations and distribution staff would need to find an alternative location, causing further disruption to our business and operations and increased costs associated with opening a new location.

Without stronger disaster recovery, business continuity and document retention plans, if we encounter difficulties or disasters with our distribution facilities or corporate offices, our critical systems, operations and information may not be restored in a timely manner, or at all, and this could have a material adverse effect on our business, financial condition, and results of operations.

We rely on third-party suppliers, manufacturers, distributors, and other suppliers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers who source from manufacturers based primarily in China and, to a lesser extent, Brazil, the Dominican Republic, Guatemala, India, Italy, Korea, Mexico, Nicaragua, Spain, United States, and Vietnam, to source and manufacture all of our products under our owned brand and third-party brands. We engage our third-party suppliers and manufacturers on a purchase order basis combined with customary terms and conditions and are not party to any long-term contracts containing purchase obligations. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other clients and the demands of those clients. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, we cannot assure that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. We do not regularly inspect our suppliers and quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales, and creating inventory write-downs for unusable products.

Further, our third-party manufacturers, suppliers, and distributors may:

●	have economic or business interests or goals that are inconsistent with ours;
●	take actions contrary to our instructions, requests, policies or objectives;
●	be unable or unwilling to fulfill their obligations under relevant purchase orders, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, and to comply with applicable regulations, including those regarding the safety and quality of products;
●	have financial difficulties;
●	encounter raw material or labor shortages;
●	encounter increases in raw material or labor costs which may affect our procurement costs;
●	disclose our confidential information or intellectual property to competitors or third parties;
●	engage in activities or employ practices that may harm our reputation; and
●	work with, be acquired by, or come under control of, our competitors.

Any failure by us or our suppliers to comply with product safety, labor or other laws, or our standard terms and conditions, or to provide safe factory conditions for their workers may damage our reputation and brand and harm our business.

The merchandise we sell to our customers is subject to regulation by the U.S. Consumer Product Safety Commission (the “CPSC”) and similar state and international regulatory authorities. As a result, such merchandise could be in the future subject to recalls and other remedial actions. Product safety, labeling, and licensing concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could have a material adverse effect on our results of operations.

Additionally, we are subject to regulations related to the manufacture of the merchandise that we sell. For example, in California, we may be subject to record keeping and wage guarantor obligations pursuant to SB 62, or the Garment Worker Protection Act, for certain items that we contract to manufacture.

Some of the merchandise we sell may expose us to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, some of our agreements with our suppliers may not indemnify us from product liability for a particular supplier’s merchandise or our suppliers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

We purchase our merchandise from numerous domestic and international suppliers. Our standard vendor terms and conditions require suppliers to comply with applicable laws. Failure of our suppliers to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. In addition, the failure of any such suppliers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with customers or result in legal claims against us.

Our current and future products may experience quality problems from time to time that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased net revenue and harm to our brand.

We cannot assure that we will be able to detect, prevent or fix all defects that may affect our merchandise. Inconsistency of legislation and regulations may also affect the costs of compliance with such laws and regulations. Such problems could hurt the image of our brand, which is critical to maintaining and expanding our business. Any negative publicity or lawsuits filed against us related to the perceived quality of our products could harm our brand and decrease demand for our products.

We rely upon independent third-party transportation providers for substantially all of our merchandise shipments and any disruptions or increased transportation costs could have a material adverse effect on our business, financial condition, and results of operations.

We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to all of our distribution facilities and our customers. Our shipments are subject to risks, including increases in fuel prices, which would increase our distribution costs, and employee strikes and inclement weather, which may impact the third party’s ability to provide delivery services that adequately meet our needs. For example, it can take as long as six to seven days to get shipments from our distribution facilities. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs. Historically, the shipping and handling fees we charge our customers are intended to partially offset the related shipping and handling expenses. Pure-play and omni-channel retailers are increasing their focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times and low-price or free shipping. To remain competitive, we may be required to offer discounted, free or other more competitive shipping options to our customers, including expedited delivery services, which may result in declines in our shipping and handling fees and increased shipping and handling expense. Any increase in shipping costs or any other significant shipping difficulties or disruptions could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Regulation, Taxation and Litigation

We may be subject to liability and other risks if we, our suppliers or the manufacturers of our merchandise infringe upon the trademarks, copyrights or other intellectual property rights of third parties, including the risk that we could acquire merchandise from our suppliers without the full right to sell it.

We purchase merchandise that may be subject to copyrights, design patents, trademark, trade dress or otherwise may incorporate protected intellectual property. Typically we are not involved in the manufacture of any of the merchandise that we purchase from our suppliers for sale to our customers, and we do not independently investigate whether our suppliers or the manufacturers with whom they do business hold intellectual property rights to the merchandise we purchase. Third parties have and may bring legal claims, or threaten to bring legal claims, against us that their intellectual property rights are being infringed or violated by our use of intellectual property if our suppliers or the manufacturers of our merchandise infringe upon the intellectual property rights of third parties. Litigation or threatened litigation, regardless of merit, could be costly, time consuming to defend, require us to redesign or rebrand our products or packaging, if feasible, distract our senior management from operating our business and require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any such royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. If we were to be found liable for any such infringement, we could be required to pay substantial damages which our indemnifying suppliers may not be able to fully pay, and could be subject to injunctions preventing further infringement. In addition, any payments we are required to make and any injunctions with which we are required to comply as a result of infringement claims could be costly. While our standard terms and conditions require our suppliers to indemnify us against third-party intellectual property claims, certain agreements with our suppliers may not indemnify us from intellectual property claims for a particular supplier’s merchandise or our suppliers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Any legal claims or litigation could have a material adverse effect on our business, financial condition, and results of operations.

If a third party claims to have licensing rights with respect to merchandise we purchased from a supplier, or if we acquire unlicensed merchandise, we may be obligated to remove this merchandise from our platform, incur costs associated with this removal if the distributor or supplier is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Additionally, we could need to purchase new merchandise to replace any we remove. Any such events could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to protect our trademarks or other intellectual property rights.

We believe that our trademarks are integral to our business and our success in building our brand image and customer loyalty. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand and have registered, or have applied to register, those trademarks that we believe are important to our business with the United States Patent and Trademark Office and in many foreign countries. We cannot assure that our applications will be approved or that these registrations will prevent imitation of our name, merchandising concept, website design or merchandise or the infringement of our other intellectual property rights by others. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In certain cases, the merchandise we sell is purchased on a non-exclusive basis from suppliers that also sell to our competitors. While we use our brand name on these items, our competitors may seek to replicate aspects of our business strategy and online experience, thereby diluting the experience we offer and adversely affecting our brand and competitive position. Imitation of our name, concept, website design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition, and results of operations.

We cannot be certain that the actions we have taken to establish, police and protect our trademarks or our resources will be adequate to prevent imitation of our merchandise by others or to prevent others from seeking to block sales of our merchandise as a violation of the trademarks or proprietary rights of others. If disputes arise in the future, we may not be able to successfully resolve these types of conflicts to our satisfaction. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Although we cannot currently estimate the likelihood of success of any such lawsuit or ultimate resolution of such a conflict, such a conflict, regardless of outcome, could have an adverse effect on our business, financial condition, and results of operations.

Litigation may be necessary to protect our trademarks and other intellectual property rights or to enforce these rights. Any litigation or claims brought by us could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, and results of operations.

Unfavorable changes or failure by us to comply with evolving internet and e-commerce regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. These regulations and laws may involve taxes, privacy and data security, customer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts or gift cards. Furthermore, the regulatory landscape impacting internet and e-commerce businesses is constantly evolving.

We collect personally identifiable information and other data from our employees, customers, prospective customers and others. We use this information to provide services and relevant products to our customers, to support, expand and improve our business, and to tailor our marketing and advertising efforts. We may also share customers’ personal data with certain third parties as authorized by the customer or as described in our privacy policy.

As a result, we are subject to or affected by laws, governmental regulation and other legal obligations related to data protection, privacy and information security in certain countries where we do business, and there has been and will continue to be new proposed laws and regulations and changes to existing legal frameworks that govern how we collect, use, share, and process personal data.

In the United States, the federal government and various state governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about individuals or their devices. For example, in 2020, the California Consumer Privacy Act (“CCPA”), came into force, and provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA, which takes effect on January 1, 2023 and significantly modifies the CCPA, could result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the General Data Protection Regulation (“GDPR”) in Europe, the CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. Other state regulators and the Federal Trade Commission (the “FTC”) with authority to enforce federal and state customer protection laws may also impose standards for the online collection, use and dissemination of data.

Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years and may increase the costs and complexity of offering our products and services in new geographies. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers; obtain consent to use personal information, with limited exceptions; allow individuals to access and correct their personal information; and report certain data breaches. In addition, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. In Europe, the European Union (the “EU”) has adopted the General Data Protection Regulation (the “GDPR”) which went into effect in May 2018 and introduced stringent requirements for processing personal data. The GDPR has increased compliance burdens, including by mandating extensive documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them or how we obtain consent from them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of a noncompliant company’s global annual revenues for the preceding financial year, whichever is greater.

In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, a mechanism for companies to comply with data protection requirements when transferring personal data from the EU to the United States. Additionally, in September 2020, the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the United States under Swiss data protection law. We make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or the SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Further, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the European Economic Area, or EEA, as well as Switzerland and the United Kingdom, or UK. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA, Switzerland, or the UK to apply different standards to the transfer of personal data from the EEA, Switzerland, or the UK to the United States and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA, Switzerland, and the UK to the United States and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland, or the UK and increase our costs.

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

As we continue to expand and new laws are enacted or existing laws change, we may be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, which could require us to incur additional costs and restrict our business operations. Furthermore, these obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with rapidly evolving data protection laws and regulations, policies (including our own stated privacy policies), legal obligations, contractual obligations or industry standards, or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental investigations and/or enforcement actions, litigation (including customer class actions), claims by our customers and other third parties, fines, penalties and other liabilities, damage to our reputation or adverse publicity, and could cause our customers to lose trust in us, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

If our suppliers fail to comply with applicable laws, including a failure to use acceptable labor practices, or if our suppliers suffer disruptions in their businesses, we could suffer adverse business consequences.

Our suppliers source the merchandise we sell from manufacturers both inside and outside of the United States. Although each of our purchase orders is subject to our terms and conditions, which require compliance with all applicable laws including labor and employment, immigration, customs, environmental and product safety, we do not own, supervise or control our suppliers or the manufacturers that produce the merchandise we sell. In the past we have purchased merchandise from our suppliers solely within the United States. In the future, we expect to increase direct purchases from suppliers outside the United States, which may expose us to additional risks. The violation, or perception of any violation, of any labor, immigration, product safety, or other laws by any of our suppliers, their U.S. and non-U.S. manufacturers, or our direct suppliers, such as use of forced or child labor, or the divergence of the labor practices followed by any of our suppliers or these manufacturers from those generally accepted in the United States, could damage our brand image or subject us to boycotts by our customers or activist groups which could have a material adverse effect on our business, financial condition, and results of operations.

Any event causing a sudden disruption of manufacturing or imports, including the imposition of additional import restrictions, could interrupt, or otherwise disrupt the shipment of finished products to us by our suppliers. Political and financial instability outside the United States, strikes, adverse weather conditions or natural disasters that may occur or acts of war or terrorism in the United States or worldwide, may affect the production, shipment or receipt of merchandise. These factors, which are beyond our control, may require us to modify our current business practices or incur increased costs and could have a material adverse effect on our business, financial condition, and results of operations.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise cause us to change the way we do business, which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to numerous regulations, including labor and employment, truth-in-advertising, California’s Proposition 65 and other environmental laws and regulations, customer protection and zoning and occupancy laws and ordinances that regulate retailers generally or govern the promotion and sale of merchandise and the operation of warehouse facilities. If these regulations were to change or were violated by our management, employees, or suppliers, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and have a material adverse effect on our business, financial condition, and results of operations. In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business.

Laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, immigration laws, child labor laws, supervisory status, leaves of absence, wages, mandated health benefits or overtime pay, could also increase compensation and benefits costs. Moreover, changes in product safety or other customer protection laws, could lead to increased costs to us for some merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws, and future actions or increased costs related to these changes could have a material adverse effect on our business, financial condition, and results of operations.

Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business, financial condition, and results of operations.

Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. Tax authorities in non-U.S. jurisdictions and at the U.S. federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce and considering changes to existing tax or other laws that could regulate our transmissions and/or levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. For example, many U.S. states have enacted or are enacting new sales tax laws following the U.S. Supreme Court’s 2018 decision in South Dakota v. Wayfair, as discussed below under “—The application of indirect taxes could adversely affect our business and results of operations.” We cannot predict the effect of current attempts to impose taxes on commerce over the internet. If such tax or other laws, rules or regulations were amended, or if new unfavorable laws, rules or regulations were enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, various governments and intergovernmental organizations could introduce proposals for tax legislation, or adopt tax laws, that may have a significant adverse effect on our worldwide effective tax rate, or increase our tax liabilities, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the U.S. federal government could enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. As another example, in October 2015, the Organization for Economic Co-Operation and Development (the “OECD”) released a final package of recommended tax measures for member nations to implement in an effort to limit “base erosion and profit shifting” (the “BEPS”) by multinational companies. Since then, the OECD has continued to monitor key areas of action and issue additional reports and guidance on implementation of the BEPS recommendations. Multiple jurisdictions, including some of the countries in which we operate, have begun implementing recommended changes aimed at addressing perceived issues within their respective tax systems that may lead to reduced tax liabilities among multinational companies. It is possible that other jurisdictions in which we operate or do business could react to the BEPS initiative or their own concerns by enacting tax legislation that could adversely affect us through increasing our tax liabilities.

The application of indirect taxes could adversely affect our business and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to our business and to our retailers and brands is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. As a result, amounts recorded may be subject to adjustments by the relevant tax authorities. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to the businesses of our retailers and brands. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate e-commerce. For example, state and local taxing authorities in the United States and taxing authorities in other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. Multiple U.S. states have enacted related legislation and other states are now considering similar legislation. Such legislation could require us to incur substantial costs in order to comply, including costs associated with legal advice, tax calculation, collection, remittance and audit requirements, which could make selling in such markets less attractive and could adversely affect our business. In 2018, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by that state, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. Most U.S. states have enacted or are enacting new sales tax laws following the decision in South Dakota v. Wayfair.

U.S. import taxation levels may increase and could harm our business.

Increases in taxes imposed on goods imported to the United States have been proposed by U.S. lawmakers and the President of the United States and, if enacted, may impede our growth and negatively affect our results of operations. The majority of our inventory is made outside of the United States and would be subject to increased taxation if new taxes on imports were imposed. Such taxes would increase the cost of our inventory and would raise retail prices of our merchandise to the extent we pass the increased costs on to customers, which could adversely affect our results of operations.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules, and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and e-commerce, including geo-blocking and other geographically based restrictions, internet advertising and price display, customer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, data security, data protection, and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could severely damage our reputation and our relationship with our customers, associates and investors as well as decrease demand for our services, limit marketing methods and capabilities, affect our margins, increase costs or subject us to additional liabilities.

For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and e-commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and customer-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of services. Furthermore, the growth and development of e-commerce may prompt calls for more stringent customer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Likewise, the SEC, the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Controls (“OFAC”), the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories, including Cuba, Iran, North Korea, Syria, and the Crimea region of Ukraine, as well as specifically targeted individuals and entities that are identified on U.S. and other blacklists, and those owned by them or those acting on their behalf. Anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), generally prohibit direct or indirect corrupt payments to government officials and, under certain laws, private persons to obtain or retain business or an improper business advantage.

Although we have policies and procedures in place designed to promote compliance with laws and regulations, which we review and update as we expand our operations in existing and new jurisdictions in order to proportionately address risks of non-compliance with applicable laws and regulations, our employees, partners, or agents could take actions in contravention of our policies and procedures, or violate applicable laws or regulations. As regulations continue to develop and regulatory oversight continues to focus on these areas, we cannot guarantee that our policies and procedures will ensure compliance at all times with all applicable laws or regulations. In the event our controls should fail or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation, and damage to our reputation and the value of our brand.

As we expand our operations in existing and new jurisdictions internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws. Further, the promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we or our retailers and brands conduct business could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce net revenue, increase costs or subject us to additional liabilities.

Risks Related to Our Indebtedness

We have substantial indebtedness and we may incur additional indebtedness in the future, which may require us to use a substantial portion of our cash flow to service debt and limit our financial and operating flexibility.

We have substantial indebtedness and we may incur additional indebtedness in the future. As of October 3, 2021, we had a total of $103.4 million of indebtedness outstanding under our Term Loan. Upon the completion of our IPO, after giving effect to the use of proceeds described in the Prospectus, we repaid all amounts outstanding under our Term Loan. Additionally, we entered into the $50.0 million New Revolving Facility, under which we borrowed $25.0 million on November 15, 2021. Our existing and future indebtedness will require interest payments and need to be repaid or refinanced, and could require us to divert funds identified for other purposes to service our debt, could result in cash demands and impair our liquidity position and could result in financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our growth prospects. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our level of indebtedness has important consequences to investments in our common stock. For example, our level of indebtedness might:

●	require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures, and other general corporate purposes;
●	limit our ability to pay future dividends;
●	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may limit our ability to implement our business strategy;
●	heighten our vulnerability to downturns in our business, the retail apparel industry, or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the retail apparel industry; or
●	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our product offerings.

Our business may not generate sufficient cash flow from operations or future borrowings may be unavailable to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations. If we are unable to service our debt or repay or refinance our indebtedness when due, it could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We have repaid the principal amount outstanding under the Term Loan with the net proceeds from our IPO. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on business opportunities because we lack sufficient capital, our business, financial condition, cash flows, or results of operations would be adversely impacted.

We may not be able to generate sufficient cash to service our indebtedness.

It is possible that we will in the future draw down on our New Revolving Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations.

Risks Related to Our Company and Our Ownership Structure

Our management team currently manages a private company and the transition to managing a public company will present new challenges.

We are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. While certain members of our management team have experience managing a public company, we do not have the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train, or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or personnel. If our internal infrastructure is inadequate, we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations, it could have a material adverse effect on our business, financial condition, and results of operations.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of the date of this Quarterly Report on Form 10-Q, our executive officers, directors, and principal stockholders own, in the aggregate, approximately 76.4% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation, and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our officers, directors, and principal stockholders and could have an adverse effect on the price of our common stock.

In addition, these stockholders could take actions that have the effect of delaying or preventing a change-in-control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors (the “Board of Directors”) to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
●	subject to certain exceptions, including that entities affiliated with H.I.G., IVP and CPPIB hold at least 50% of our common stock, require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders can be called only by a majority of our Board of Directors, the Chair of our Board of Directors or our Chief Executive Officer;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;

●	establish that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;
●	prohibit cumulative voting in the election of directors; and
●	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management.

In addition, because we are incorporated in Delaware, we have opted out of the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder. However, our amended and restated certificate of incorporation contain a provision that provides us with protections similar to Section 203 of the DGCL and prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition, except that it provides that H.I.G. or any affiliate thereof, or any person or entity to which any of the foregoing stockholders transfers shares of our voting stock (subject to specified exceptions), in each case regardless of the total percentage of our voting stock owned by such stockholder or such person or entity, shall not be deemed an “interested stockholder” for purposes of this provision of our amended and restated certificate of incorporation and therefore not subject to the restrictions set forth in this provision.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or our directors, officers, or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of the Company, (2) action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to the Company or our stockholders, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any director or officer of the Company governed by the internal affairs doctrine. Additionally, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against a defendant to such complaint. The choice of forum provisions would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, as Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and Board of Directors. These provisions may also result in increased costs for investors seeking to bring a claim against us or any of our directors, officers, or other employees.

Lulu’s Fashion Lounge Holdings, Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any.

As a holding company, our principal source of cash flow will be distributions or payments from our operating subsidiaries. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, in the future will depend on the ability of our subsidiaries and intermediate holding companies to make upstream cash distributions or payments to us, which may be impacted, for example, by their ability to generate sufficient cash flow or limitations on the ability to repatriate funds whether as a result of currency liquidity restrictions, monetary or exchange controls, or otherwise. Our operating subsidiaries and intermediate holding companies are separate legal entities, and although they are directly or indirectly wholly owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise.

Risks Related Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

An active market for our common stock may not be maintained. If an active trading market is not sustained, investors may have difficulty selling any of our common stock they have bought. Consequently, we cannot assure investors of their ability to sell shares of common stock when desired or the prices that may obtained for shares of common stock.

We expect that our stock price will fluctuate significantly, which could cause the value of investments in our common stock to decline, and investors may not be able to resell their shares at a price at or above the price for which they purchased them.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. The market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock is likely to be volatile and subject to significant price fluctuations in response to many factors, including:

●	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;
●	changes in our merchandise mix and supplier base;
●	timing of promotional events;
●	changes in key personnel;
●	entry into new markets;
●	changes in customer preferences and fashion trends;
●	announcements by us or our competitors of new product offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments;
●	actions by competitors;
●	inventory shrinkage beyond our historical average rates;

●	changes in operating performance and stock market valuations of other retail companies;
●	investors’ perceptions of our prospects and the prospects of the retail industry;
●	fluctuations in quarterly results of operations, as well as differences between our actual financial results and results of operations and those expected by investors;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and/or negative earnings or other announcements by us or other retail apparel companies;
●	announcements, media reports, or other public forum comments related to litigation, claims, or reputational charges against us;
●	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates, or the failure of those analysts to initiate or maintain coverage of our common stock;
●	the development and sustainability of an active trading market for our common stock;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
●	future sales of our common stock by our officers, directors, and significant stockholders;
●	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, war, acts of terrorism, other natural disasters, or responses to these events; and
●	changes in accounting principles.

These and other factors may cause the market price and demand for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. As a result of these factors, our quarterly and annual results of operations and sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and sales for any particular future period may decrease. In the future, our results of operations may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease. In the past, when the market price of a stock has been volatile, security holders have often instituted class action litigation against the company that issued the stock. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, which could have a material adverse effect on our business, financial condition, and results of operations.

Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.

Sales of substantial amounts of our common stock in the public market by our existing stockholders, upon the exercise of stock options granted in the future or by persons who acquired shares in our IPO may cause the market price of our common stock to decrease significantly. The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

Certain of our outstanding shares of common stock are “restricted securities,” as defined under Rule 144 under the Securities Act and eligible for sale in the public market subject to the requirements of Rule 144, are subject to lock-up agreements, and will become available for resale in the public market beginning 180 days after the date of the Prospectus, subject to certain earlier termination as described in the Prospectus.

With limited exceptions, the lock-up agreements with the underwriters of our IPO prohibit a holders of shares of our common stock prior to the IPO from selling, contracting to sell or otherwise disposing of any common stock or securities that are convertible or exchangeable for common stock or entering into any arrangement that transfers the economic consequences of ownership of our common stock for at least 180 days from the date of the Prospectus (subject to earlier termination as described in the Prospectus), although the lead underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to these lock-up agreements. Upon a request to release any shares subject to a lock-up, the lead underwriters would consider the particular circumstances surrounding the request including, but not limited to, the length of time before the lock-up expires, the number of shares requested to be released, reasons for the request, the possible impact on the market for our common stock and whether the holder of our shares requesting the release is an officer, director or other affiliate of ours. As a result of these lock-up agreements, notwithstanding earlier eligibility for sale under the provisions of Rule 144, none of these shares may be sold until at least 180 days after the date of the Prospectus (subject to earlier termination as described in the Prospectus).

As restrictions on resale expire or as shares are registered, our share price could drop significantly if the holders of these restricted or newly registered shares sell them or are perceived by the market as intending to sell them. These sales might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and at a price that we deem appropriate.

We do not intend to pay dividends on our common stock and, consequently, the ability of common stockholders to achieve a return on investment will depend on appreciation, if any, in the price of our common stock.

Investors should not rely on an investment in our common stock to provide dividend income. Because we do not expect to pay any cash dividends for the foreseeable future, investors may be forced to sell their shares in order to realize a return on their investment, if any. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, capital requirements, legal requirements, earnings, and other factors. Consequently, investors in our common stock should not rely on dividends in order to receive a return on their investment. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

General Risk Factors

There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, privacy and customer protection claims, and product-oriented allegations. These claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time and allocation. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

We depend on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could have a material adverse effect on our business, financial condition, and results of operations.

Our future success is substantially dependent on the continued service of our senior management, particularly David McCreight, our Chief Executive Officer. Mr. McCreight has extensive experience in our industry and is familiar with our business, systems, and processes. The loss of services of Mr. McCreight or any other of our key employees could impair our ability to manage our business effectively, as we may not be able to find suitable individuals to replace them on a timely basis or at all, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

In addition to our CEO, we have other employees in positions, including those employees responsible for our merchandising, marketing, software development, accounting, finance, information technology, and operations departments, that, if vacant, could cause a temporary disruption in our operations until such positions are filled, which could have a material adverse effect on our business, financial condition, and results of operations. Our success depends in part upon our ability to attract, motivate, and retain a sufficient number of employees who understand our business, customers, brand and corporate culture. Our planned growth will require us to hire and train even more personnel to manage such growth. If we are unable to hire and retain personnel capable of consistently performing at a high level, our ability to expand our business may be impaired.

If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. As a result, the market price for our common stock may decline and shares of our common stock may not be resold at or above the price at which they were purchased.

Our results of operations could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Our principal offices and one of our distribution facilities are located in Chico, California, an area which has a history of wildfires, and are thus vulnerable to damage. We also operate offices in other cities and states, and have a distribution facility in another state. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and distribution facilities or the operations of one or more of our third-party providers or suppliers. For example, in the fall of 2018 there was a wildfire near Chico, California where our headquarters and one of our distribution facilities are located. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to customers from or to the impacted region, our suppliers’ ability to ship merchandise or our ability to operate our platform. In addition, these types of events could negatively impact customer spending in the impacted regions. Sales of certain seasonal apparel items are dependent in part on the weather and may decline when weather conditions do not favor the use of this apparel. To the extent any of these events occur, our business and results of operations could be adversely affected.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised financial accounting standards under the JOBS Act as an emerging growth company.

For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the report of independent registered public accounting firm, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation, and a decrease in the trading price of our common stock.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the rules under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, and results of operations.

As a privately held company, we previously had not been required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an emerging growth company. We could be an emerging growth company for up to five years subsequent to becoming a public company.

Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation and the incurrence of significant additional expenditures.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and/or in obtaining a favorable attestation from our independent registered public accounting firm. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with the applicable provisions of Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could limit our ability to report our financial results accurately and timely and could have a material adverse effect on our business, financial condition, and results of operations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

Previously, as a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we will incur significant legal, accounting, and other expenses that we were not required to incur in the recent past, particularly after we are no longer an emerging growth company as defined under the JOBS Act. We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of Nasdaq, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, among other things, we have to:

●	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable Nasdaq rules;
●	create or expand the roles and duties of our Board of Directors and committees of the board;
●	institute more comprehensive financial reporting and disclosure compliance functions;
●	enhance our investor relations function;
●	establish new internal policies, including those relating to disclosure controls and procedures; and
●	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These changes will require a significant commitment of additional resources and many of our competitors already comply with these obligations. We may not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, and results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate Nasdaq listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, which could have a material adverse effect on our business, financial condition, and results of operations.

The changes necessitated by becoming a public company require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our consolidated financial statements. Any such restatement could result in a loss of public confidence in the reliability of our consolidated financial statements and sanctions imposed on us by the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

Use of Proceeds

On November 15, 2021, we completed our IPO, in which we issued and sold 5,750,000 shares of our common stock at a price to the public of $92.0 million or $16.00 per share. We raised net proceeds to us of approximately $81.3 million, after deducting the underwriting discount of approximately $6.4 million and estimated offering expenses of approximately $4.3 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 260194), as amended (the “Registration Statement”), declared effective by the SEC on November 10, 2021. Goldman Sachs & Co. LLC, BofA Securities, Inc. and Jefferies LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Lulu’s Fashion Lounge Holdings, Inc.					*
3.2	Amended and Restated Bylaws of Lulu’s Fashion Lounge Holdings, Inc.					*
4.1	Form of Common Stock Certificate	S-1/A	333-260194	4.1	11/01/2021
4.2	Investors’ Rights Agreement, dated as of April 12, 2018, among the Lulu’s Fashion Lounge Holdings, Inc., the Investors listed on Schedule A thereto, Lulu’s Holdings, L.P. and LFL Acquisition Corp.	S-1	333-260194	4.2	10/12/2021
10.1	Omnibus Equity Plan and Form of Stock Option Agreement and Restricted Stock Unit Agreement.	S-1/A	333-260194	10.1	11/01/2021
10.2	2021 Employee Stock Purchase Plan.	S-1/A	333-260194	10.2	11/01/2021
10.3	Form of Stock Award Agreement (Evidencing Common Stock Received in Respect of Class P Units).	S-1/A	333-260194	10.3	11/01/2021
10.4	2021 Equity Incentive Plan	S-1	333-260194	10.4	10/12/2021
10.5	Stock Option Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.5	10/12/2021
10.6	Special Compensation Award Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.6	10/12/2021
10.7	Employment Agreement, dated as of April 15, 2021, among, Lulu’s Fashion Lounge, LLC, the Registrant and David W. McCreight	S-1	333-260194	10.7	10/12/2021
10.8	Form of Indemnification Agreement	S-1/A	333-260194	10.8	11/01/2021
10.9	Registration Rights Agreement among the Registrant and certain of its stockholders, dated November 10, 2021.					*
10.10	Stockholders Agreement among the Registrant, H.I.G. Growth Partners—Lulu’s, L.P., entities affiliated with IVP and Canada Pension Plan Investment Board, dated November 10, 2021.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: December 16, 2021	By:	/s/ David McCreight
David McCreight
Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2021	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Financial Officer
(Principal Financial and Accounting Officer)