Form 10-K
period 2022-01-02
Lulu's Fashion Lounge Holdings, Inc.
filed 2022-03-31
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

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

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15-U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

At July 4, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock began trading on the Nasdaq Global Market on November 11, 2021.

The number of shares of registrant’s common stock outstanding as of March 24, 2022, was 38,421,124.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

BASIS OF PRESENTATION

On August 28, 2017, we executed a reorganization of our corporate structure. Our original parent company was called Lulu’s Holdings, LLC. This entity was converted to Lulu’s Holdings, L.P. (the “LP”). We formed two new subsidiaries, Lulu’s Fashion Lounge Holdings, Inc. and Lulu’s Fashion Lounge Parent, LLC, to sit between the LP and our operating company. Our operating company, previously known as Lulu’s Fashion Lounge, Inc., was converted from a California corporation to a Delaware limited liability company, Lulu’s Fashion Lounge, LLC, an indirect wholly-owned subsidiary of Lulu’s Fashion Lounge Holdings, Inc. In connection with our initial public offering, the LP was liquidated. Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the terms “Lulus,” “we,” “us,” “our,” or the “Company” refer to Lulu’s Fashion Lounge Holdings, Inc. and its consolidated subsidiaries.

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53 week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2021” and/or “2021” relate to the year ending January 2, 2022, “fiscal 2020” and/or “2020” relate to the year ended January 3, 2021 and “fiscal 2019” and/or “2019” relate to the year ended December 29. 2019. The year ended January 3, 2021 was a 53-week year.

Throughout this Annual Report on Form 10-K, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Annual Report on Form 10-K, we also reference Adjusted EBITDA and Adjusted Diluted Earnings (Net Loss) per Share, which are non-GAAP (accounting principles generally accepted in the United States of America) financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, as well as a reconciliation of net income (loss) to Adjusted EBITDA. Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA required by, or presented in accordance, with GAAP.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted Diluted Earnings (Net Loss) per Share, as well as a reconciliation of Adjusted Diluted Earnings (Net Loss) per Share to diluted earnings (net loss) per share.  Diluted earnings (net loss) per share is the most directly comparable financial measure to Adjusted Diluted Earnings (Net Loss) per Share required by, or presented in accordance, with GAAP.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	If we are not able to successfully maintain our desired merchandise assortment or manage our inventory effectively, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our merchandise, which could result in excess inventories, markdowns, and foregone sales;
●	The COVID-19 pandemic has had and may in the future have an adverse effect on our labor workforce availability, supply chain, business, financial condition, and results of operations in ways that remain unpredictable;
●	Our success depends on our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors;
●	Our efforts to acquire or retain customers may not be successful, which could prevent us from maintaining or increasing our sales;
●	We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, and results of operations;
●	If we fail to provide high-quality customer support, it could have a material adverse effect on our business, financial condition, and results of operations;
●	Our business depends on our ability to maintain a strong community around the Lulus brand with engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, financial condition, and results of operations;
●	We operate in the highly competitive retail apparel industry, and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could adversely impact our growth and market share, and have a material adverse effect on our business, financial condition, and results of operations;
●	We may not be able to successfully implement our growth strategy;
●	We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing in ways that could negatively affect our business, financial condition, and results of operations;
●	Our use of social media, influencers, affiliate marketing, email, text messages, and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties;
●	As we pursue our international growth strategy, we will become subject to international business uncertainties;
●	We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends;
●	System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations;
●	We continually update, augment and add technology systems, which could potentially disrupt our operations and have a material adverse effect on our business, financial condition, cash flows, and results of operations;

●	Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our business, financial condition, cash flows, and results of operations;
●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing;
●	We have three distribution facilities and several administrative offices and disruptions to the operations at these locations could have a material adverse effect on our business, financial condition, cash flows, and results of operations;
●	We rely upon independent third-party transportation providers for substantially all of our merchandise shipments and any disruptions or increased transportation costs could have a material adverse effect on our business, financial condition, cash flows, and results of operations; and
●	We may be subject to liability and other risks if we, our suppliers or the manufacturers of our merchandise infringe upon the trademarks, copyrights or other intellectual property rights of third parties, including the risk that we could acquire merchandise from our suppliers without the full right to sell it.

PART I

Item 1. Business.

Our Business

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

We are focused on building authentic personal relationships with our customers and offering them coveted products they cannot purchase elsewhere. We incorporate the pulse of the consumer by engaging with her where she is: across the web, on social media and across our platform, through reviews, feedback and one-on-one interactions with our Style Advisors, Fit Experts and Bridal Concierge. Customers express their love for our brand on social media and by word-of-mouth (both in-person and online).

A key differentiator of our business model from traditional fashion retail is our use of data to optimize almost all elements of our business. Nowhere is this more pronounced than in our product creation and curation cycle. Traditional merchandising approaches are risk and capital intensive, characterized by extended in-house design cycles, seasonal assortment decisions, deep buys, limited customer feedback, and high markdowns. Unlike traditional retailers, we leverage a “test, learn, and reorder” strategy to bring hundreds of new products to market every week; we test them in small batches, learn about customer demand and then quickly reorder winning products in higher volume to optimize profitability. This strategy allows us to rapidly convert new products into profitable sales on a consistent and repeatable basis while minimizing fashion and trend risk.

We are proud of our large, diverse community of loyal customers. Our target customer initially meets us in her 20s and stays with us through her 30s and beyond. We design a broad assortment of affordable luxury fashion for many of life’s moments.

Recent Developments

On November 10, 2021, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of our common stock began trading on the Nasdaq Global Market on November 11, 2021. The IPO closed on November 15, 2021, pursuant to which we issued and sold 5,750,000 shares of our common stock at a public offering price of $16.00 per share. On November 15, 2021, we received net proceeds of approximately $82.0 million from the IPO, after deducting underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million. Immediately prior to the completion of the IPO, we filed an amended and restated certificate of incorporation, which authorized a total of 250,000,000 shares of common stock at $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Immediately prior to the completion of the IPO, all shares of the Series A Preferred Stock then outstanding were converted into 15,000,000 shares of common stock. Additionally, 215,702 shares of common stock were issued to the LP immediately prior to the completion of the IPO. All shares of the Series B Preferred Stock and the Series B-1 Preferred Stock were redeemed and extinguished for a total payment of approximately $17.9 million on November 15, 2021.

Why We Win

Customer-Driven Fashion Brand:    Lulus is one of the first digitally-native fashion brands in the United States primarily serving Millennial and Gen Z women. We take pride in our ability to offer more luxurious fabrics and incorporate elevated stylistic details into our products relative to what is offered by other comparably-priced brands. Our obsessive focus on customer experience creates deep personal connections, which in turn rewards us with customer loyalty and word-of-mouth sharing of the brand.

Customer-Centric Experience:    We are passionate about building a brand synonymous with exceptional customer service. We have effectively brought the boutique experience online, developing one-on-one relationships with our customers in order to learn and then address their individual needs. The number one reason our customers contact us is for personalized fit and styling assistance. We are able to offer standardized sizing across the Lulus assortment, simplifying the shopping experience and giving our customer confidence that she is selecting the best fit.

Leveraging Data to Best Serve our Customer:    We have built a massive dataset which gives us strong insight into our customers. Millions of customers have interacted with us, leaving detailed reviews, interacting with our on-demand Style Advisors, Fit Experts, and Bridal Concierge, and completing checkout surveys. Across Facebook, Instagram, Pinterest, Snapchat, TikTok, Twitter and YouTube, our over 7.8 million followers engage with us through their comments, feedback, and photographs, and support of our brand with their digital followers. In aggregate, this dataset gives us a deep understanding of our customers’ preferences.

Marketing and Engagement Strategy:    We engage with our customer where she is, in authentic and personalized ways: through our website, mobile app, email, SMS, and on social media. This strategy helps drive brand awareness while fostering deep connections with our customers. Our authentic partnerships with brand ambassadors span the full spectrum of followership and engagement levels, from nano- and micro-influencers, to college ambassadors and celebrities, all of whom wear and genuinely love our brand.

Data-Driven Product Creation Strategy:    Our innovative product creation strategy leverages the power of data and our “test, learn, and reorder” approach to bring new styles online almost every weekday. We are able to optimize our inventory levels to meet customer demand and minimize markdowns. This efficient, data-driven process, coupled with human insight, allows us to respond to fashion trends with speed and precision while significantly reducing risk in our business.

Marketing

Our marketing strategy leverages our strong visual brand presence to build awareness and drive engagement with our large, diverse community of loyal customers. We integrate the power of data across multiple channels to offer a singular brand voice that speaks to Millennial and Gen Z women. We meet the Lulus customer wherever she is, enabling her discovery of the brand and providing her numerous opportunities to interact with others in the Lulus community. Through this engagement with our customers, we strive to build personal connections that are authentic and durable. We attract and engage customers through a combination of owned, earned and paid media.

Upon attracting a new or existing customer to our website or mobile experience, we seek to maximize conversion through a variety of strategies:

●	Brand Strength and Exclusivity: As a digitally-native fashion brand, we benefit from the ability to focus our resources, as well as our customers’ attention, primarily on the Lulus brand, without the distraction or complexity of managing and marketing a large multi-brand portfolio. As a result, we focus on offering the best possible assortment of Lulus products for our customers.
●	Product Reviews: One of the most important aspects of our digital shopping experience is our extensive database of proprietary customer product reviews, which we first enabled in 2012 and now amounts to over 750,000 reviews. Our website has the functionality to allow customers to upload their own product photos along with their reviews, which bring the products to life on a diverse array of body types.
●	Boutique Styling Experience: We strive to offer exceptional customer service before, during, and after each purchase. We accomplish this by continuously improving the boutique experience on our platform through features such as our product recommendation engine and targeted messaging and with our in-house team of customer service associates who maintain deep expertise of our brand, products, and systems.
●	Personalized and Optimized Shopping Experience: We customize and personalize our interactions with each Lulus customer by monitoring information such as how she arrives on our site, her on-site behavior, and what she buys. Our customer insights, predictive capabilities, product recommendations, and custom-built website work seamlessly together to offer each customer a personalized experience across web, mobile, our mobile app, email, and SMS.

These strategies work in unison to help drive order conversion. Whether she is browsing social media or providing feedback on a recent purchase, we engage with our customer across a multitude of touchpoints throughout the discovery and purchase journey.

Our Growth Strategies

Due to the mass market appeal of our brand, we believe there is a significant opportunity to bring new customers into the Lulus community through increased brand awareness. We intend to grow awareness of the Lulus brand and attract new customers through the following strategies:

●	Further investment in performance digital marketing strategies;
●	Exploration and expansion of new marketing channels;
●	Continued expansion of our brand ambassador program at all engagement tiers, including celebrity, micro- and nano-influencers, and college ambassadors to introduce Lulus to new audiences;
●	Expansion of marketing programs that leverage word-of-mouth referral;
●	Further development and testing of physical retail opportunities to expand on brand awareness, such as in-store partnerships with third-party retailers and small-format pop-ups and showrooms; and
●	Continued development of brand partnerships, with a clear focus on brands with strong customer affinity and crossover potential. This includes collaborations with apparel brands and influencers, as well as adjacent category opportunities such as beauty, home, and lifestyle.

Enhance and Retain Existing Customer Relationships

We have a large and growing Lulus community and we served 2.8 million Active Customers during the year ended January 2, 2022. We continue to leverage data-driven customer insights to develop strong customer relationships and become a one-stop shop for Gen Z and Millennial women. For example, we have had success leveraging data-driven insights across categories to offer personalized suggestions and reminders at targeted points in time, and we are focused on expanding these capabilities to provide enhanced real-time recommendations and post-purchase engagement. Additionally, we continually develop and evaluate new tools and programs designed to improve the key customer metrics that drive our business, such as frequency of purchase and Average Order Value through the following strategies:

●	Optimization of our website and mobile experience through continued A/B and multivariate testing;
●	Improvement of customer segmentation and personalization features;
●	Leveraging our expanded multi-region distribution facilities to offer faster order delivery and developing new shipping options for loyal customers;
●	Development of our loyalty program, including through the launch of our revamped loyalty program in February 2022, to engender even deeper brand engagement, drive repeat purchase behavior and increase wallet share;
●	Enhancement of our customer service through the expansion of our Style Advisors, Fit Experts, and Bridal Concierge dedicated to creating a truly personalized digital boutique experience;
●	Continued development of our affordable luxury brand positioning and content; and
●	Incorporating new technology that enhances our customers’ experience.

We have learned that enhancing our existing customers’ experience drives increased word-of-mouth (in-person and online) recommendations, which in turn helps grow brand awareness.

Pursue Category Expansion

We believe there is tremendous potential to continue to drive growth in our underpenetrated categories. We have a significant opportunity to grow our share of total apparel budget with expansion into these underdeveloped areas. For example, our recent success in bridal and swimwear demonstrates our ability to successfully launch and grow share in new categories. Our deep and personal engagement with our customers through product reviews, exit surveys and social media feedback helps us understand the product categories they are most interested in shopping and will continue to inform the breadth and depth of the categories we offer.

Due to our customer data-driven product creation strategy, we have the ability to test new categories with minimal upfront investment and risk. New categories are opened with a controlled assortment of branded and partner products through which we learn to understand customer demand via our reorder algorithms. Our ability to leverage our existing categories to introduce and grow new ones has resulted in customer repeat orders with strong product diversification.

Pursue International Expansion

While we expect the majority of our near-term growth to continue to come from the United States, we believe that serving international customers represents a long-term growth opportunity. To date, we have shipped our merchandise to over 100 countries, while spending minimal dollars on marketing outside of the United States, demonstrating our global appeal and broader market opportunity. Our long term strategy is to increase our focus on global performance media and to optimize our platform and distribution processes for international customers, allowing for more flexibility across languages and currencies. We believe that providing a localized shopping experience will significantly enhance our ability to serve customers in international markets.

Technology

The www.lulus.com website, mobile app, merchandising, customer, order, and warehouse management systems are proprietary, purpose-built solutions with the goal of delivering the best possible customer experience and operational efficiency. From payment card industry compliant checkout to the software running on handheld barcode scanners in order fulfillment, these key software processes are developed, maintained, and enhanced by our in-house engineering and data teams to meet and exceed our customers’ expectations in a scalable way. Data-driven insights are core to what we do at Lulus. Technology drives and supports our business in several foundational areas, like our merchandising test, learn and reorder model, our cost-efficient marketing, and high operational efficiency.

Our proprietary reorder system is informed and powered by our data warehouse with predictive data modeling and business intelligence. Sales analyses across hundreds of product attributes and assortment architecture and trend analyses inform our buyers’ selection of new styles. Customer demand and return signal data, product profitability, seasonality, and product demand prediction are taken into consideration to advise our reorder buyers which products to reorder, when those reorders should arrive, and in what quantities.

We combine purpose-built technology systems with customer focused engineering and data teams, to provide us with deep customer behavior insights. Integrating information from many available sources, from customer actions and feedback on the platforms to predictive analysis, continuously enhances our understanding of customer preference. This understanding allows us to activate personalization across our platform and in our various marketing channels.

We also use our technology to optimize our operational efficiency as e-commerce fulfillment and reverse logistics are critical to profitability. Our business model is characterized by high SKU velocity, low to no SKU affinity, quick order-to-to-ship requirements, short return-to-refund timelines, and fast inventory turnover. We have built our own proprietary, integrated e-commerce backend system to minimize cost and maximize customer satisfaction.

We have built our software development and deployment cycles such that software changes can be deployed daily after being verified by fully automated testing, as well as by human functional testing. We work with reputable cloud services providers across multiple data centers, with fully redundant infrastructure within each data center, as well as with full failover capability between data centers, which allows us to serve our customers at virtually any time. Our infrastructure is flexible and scalable to provide our customers with the best possible shopping experience.

Security and Data Protection

We are committed to the security of our customers’ data and personal information. We aggregate and analyze data in order to optimize the customer experience internally, and do not monetize the information we collect by selling it to third parties for their own external purposes. We utilize both on-premise and cloud-based technologies and undertake technical and other administrative measures to ensure the protection of our systems and customer data. We use various in-house and third-party tools to support our security policies and procedures including user access controls, server monitoring, (web) firewalls, security content policies, and data encryption. We also use external certified security partners to test for vulnerabilities in our software and infrastructure, and assist in our security practices, which are designed to comply with the Payment Card Industry Data Security Standard. Finally, we have implemented processes and procedures to allow customers to review and remove their non-transactional account data.

Competition

The women’s apparel, footwear, and accessories industry is large, fragmented, highly competitive and rapidly evolving. The industry consists of various brands and retailers that employ several different operating models at varying price points, and consumers have the option to shop both offline and online. Our competition includes traditional brands and retailers who market to consumers via offline and online channels. Our competition also includes e-commerce retailers that generally operate as online department stores for third-party and/or private label brands. Further, we may face new competitors and increased competition from existing competitors as we increase our brand awareness, expand our categories, and pursue international expansion.

Competition in our industry is based on, among other things, quality, concept, price, breadth, and style of merchandise, as well as customer service, brand image, brand quality, strength of brand relationships, and ability to anticipate, identify, and respond to new and changing fashion trends. Because we are an early mover in our category, we believe we have a significant head start on becoming the go-to brand for Millennial and Gen Z consumers. As one of the first digitally-native brands, Lulus is well-positioned to capitalize on our deep digital footprint, social media infrastructure, loyal and active customer community, and product creation model. As a vertically integrated business, we retain full control of critical aspects of our business including brand, product, marketing, distribution, and customer service. Our long operating history means that we have collected a valuable dataset over the last decade while refining an efficient, scalable business model.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. We generally expect demand to be greater in our second and third fiscal quarters compared to the rest of the year. We believe that this seasonality has affected and will continue to affect our results of operations.  We recognized 18%, 28%, 28%, and 26% of our annual net revenue during the first, second, third, and fourth quarters of the fiscal year ended January 2, 2022, respectively.

Trademarks and Intellectual Property

Our trademarks, including LULUS® and ®, are registered with the United States Patent and Trademark Office. We also own the registrations for LULU’S®, LOVELULUS®, and COVETED CURATED COLLECTED®. We own the domain name www.lulus.com. We believe the Lulus® trademark has significant value in the marketing of our merchandise. We have registrations in Canada, the European Union (the “EU”), the United Kingdom, Australia, Mexico, China, and several other countries, as well as additional pending international applications. We vigorously protect our intellectual property rights.

Regulation and Legislation

We are subject to labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, customer protection regulations and other laws that regulate retailers and govern the promotion and sale of merchandise and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

We are also subject to a number of domestic and foreign laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include federal and state consumer protection laws and regulations, which address, among other things, the privacy and security of consumer information, sending of commercial email, and unfair and deceptive trade practices.

Under applicable federal and state laws and regulations addressing privacy and data security, we must provide notice to consumers of our policies with respect to the collection and use of personal information, our sharing of personal information with third parties, and notice of any changes to our data handling practices. In some instances, we may be obligated to give customers the right to prevent sharing of their personal information with third parties. Under applicable federal and state laws, we also are required to adhere to a number of requirements when sending commercial email to consumers, including identifying advertising and promotional emails as such, ensuring that subject lines are not deceptive, giving consumers an opportunity to opt-out of further communications and clearly disclosing our name and physical address in each commercial email. Regulation of privacy and data security matters is an evolving area, with new laws and regulations enacted frequently. For example, California enacted legislation effective January 1, 2020 that, among other things, requires certain disclosures to California consumers, and affords such consumers new abilities to opt out of certain sales of personal information. Other states are following suit. In addition, under applicable federal and state unfair competition laws, including the California Consumer Legal Remedies Act and Federal Trade Commission (“FTC”) regulations, we must, and our network of influencers may be required to, accurately identify product offerings, not make misleading claims on our websites or in advertising, and use qualifying disclosures where and when appropriate. The growth and demand for e-commerce could result in more stringent domestic and foreign consumer protection laws that impose additional compliance burdens on companies that transact substantial business on the internet.

Our international business is subject to additional laws and regulations, including restrictions on imports from, exports to, and services provided to persons located in certain countries and territories, as well as foreign laws and regulations addressing topics such as advertising and marketing practices, customs duties and taxes, privacy, data protection, information security and consumer rights, any of which might apply by virtue of our sales in foreign countries and territories or our contacts with consumers in such foreign countries and territories. For example, the United States and China and the United States and Mexico, where certain of our products are manufactured, have recently engaged in an escalating trade war, which has led to each side threatening tariffs that could adversely affect our business and results of operations or cause us to relocate manufacturing to other countries and territories, which could disrupt our operations. In addition, the EU has implemented the General Data Protection Regulation (“GDPR”) which imposes stringent requirements regarding the handling of personal data of individuals from the EU and provides for substantial penalties for noncompliance. Furthermore, there is also increased focus on EU and UK privacy laws in respect of cookies, tracking technologies and e-marketing, and there has been significant recent European court and regulatory decisions in this area, including through privacy activists. More generally, many foreign jurisdictions have laws, regulations, or other requirements relating to privacy, data protection, and consumer protection, and countries and territories are adopting new legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products.

In many jurisdictions, there is great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet and e-commerce. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and e-commerce could result in significant additional obligations on our business or may necessitate changes to our business practices. These obligations or required changes could have an adverse effect on our cash flows and results of operations. Further, any actual or alleged failure to comply with any of these laws or regulations by us, our suppliers or our network of influencers could hurt our reputation, brand and business, force us to incur significant expenses in defending against proceedings or investigations, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. See “Risk Factors—Risks Related to Our Business and Industry—A failure to comply with current laws, rules and regulations, or changes to such laws, may adversely affect our business, financial performance, results of operations, or business growth.”

Human Capital Resources

As of January 2, 2022, we had 736 full-time and part-time employees. We use contingent labor in varying levels throughout the year to augment our workforce. None of our employees are represented by a labor union, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. We believe our compensation programs are competitive relative to others in our industry and geography and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits.

In support of diversity and inclusion, we advanced our Belonging, Dignity, Justice and Joy (“BDJJ”) initiatives during 2021, including the creation of employee-led affinity groups backed by strong leadership support.  These affinity groups create opportunities for employees to share their diverse perspectives and connect with each other on a deeper level and are intended to foster a culture that is open, inclusive and respectful.

Available Information

Our investor relations website is investors.lulus.com. In addition to the information about us contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including these described below. You should carefully consider the risks and uncertainties described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and liquidity could be materially and adversely affected. In that case, the market price of our common stock could decline, and you may lose all or part of your investment. See “Forward-Looking Statements.”

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

As a result of the COVID-19 pandemic, at certain points in 2020, we temporarily closed most of our offices, and we may have to do so again as the COVID-19 pandemic continues to develop and related government orders evolve, and particularly, as new variants spread throughout the United States. During 2021 and as of the date of filing this Annual Report on Form 10-K, a large number of our employees continue to work remotely as a result of the COVID-19 pandemic. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it could be difficult or, in certain cases, impossible, for us to continue our business effectively for a period of time, particularly if such event also impacted our offices and other areas of work. Further, as the COVID-19 pandemic continues and as certain businesses return to on-site operations, we may experience disruptions if our employees or third-party providers’ employees become ill and are unable to perform their duties, and our operations, or the operations of one or more of our third-party providers, is impacted. The increase in remote working may also result in related consumer privacy, information technology security, and fraud concerns. In addition, the challenges to working caused by the COVID-19 pandemic and related restrictions may have an impact on our employees’ wellness, which could impact employee retention, productivity and our culture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Impact of the COVID-19 Pandemic.”

The COVID-19 outbreak has the potential to cause a disruption in our supply chain and may adversely impact economic conditions in North America, Europe, China, and elsewhere. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in our sales and operating results. In addition, the continuation of the COVID-19 pandemic may adversely affect the economies and financial markets of many countries and could result in a sustained reduction in the demand for our products, delayed or cancelled orders by customers, or unanticipated inventory accumulation or shortages. A decline in the sales and operating results of our products could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business, financial condition, and results of operations.

We are unable to accurately predict the ultimate impact on our operations that the COVID-19 pandemic will continue to have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on among other factors, the currently unknowable duration, trajectory, and severity of the COVID-19 pandemic, including with respect to variants, the impact of governmental regulations that might be imposed in response to the COVID-19 pandemic, the distribution, uptake, efficiency and efficacy of vaccination programs and other treatments, and overall changes in consumer behavior.

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

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as Lulus Style Studio events, which are experiences we create for our customers and influencers. We anticipate that our marketing initiatives may become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to effectively manage our marketing expenses, our business, financial condition, and results of operations will be adversely affected.

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

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship between an influencer and an advertiser.

Negative commentary regarding us, our products, or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may have an adverse impact to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target customers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

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

We accept payments online via credit and debit cards, Klarna, Afterpay, PayPal, Lulus gift cards, and Lulus online credit, which subject us to certain regulations and risk of fraud, and we may in the future offer new payment options to customers that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our results of operations. While we use third parties to process credit and debit card payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations or experience a security breach involving payment card information, we may be subject to fines, assessments and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

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

Risks Related to Our Growth

The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Annual Report on Form 10-K relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Annual Report on Form 10-K, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We may be unable to sustain our growth, and we may become unprofitable in the future.

Although our net revenue and profitability have historically grown rapidly, this should not be considered as indicative of our future performance. As we grow our business, we expect our net revenue growth rates to slow in future periods due to a number of reasons, which may include slowing demand for our merchandise, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business.

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

As we expand, our operations will become more complex. We have grown rapidly, with our net revenue increasing from $133 million in 2016 to $370 million in 2019. While our net revenue growth decreased from $370 million in 2019 to $249 million in 2020 due primarily to the impact of the COVID-19 pandemic, we expect to continue to grow rapidly in future periods as demonstrated by our net revenue growth from $249 million in 2020 to $376 million in 2021. We expect our growth to bring new challenges. Among other difficulties that we may encounter, this growth may place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, merchandising, and operations personnel. We may also place increased demands on our suppliers, to the extent we increase the size of our merchandise orders. The increased demands that our growth plans may place on our infrastructure may cause us to operate our business less efficiently or effectively, which could cause a deterioration in the performance of our business. New order delivery times could lengthen as a result of the strains that growth may place on our existing resources, and our growth may make it otherwise difficult for us to respond quickly to changing trends, customer preferences and other factors. This could impair our ability to continue to offer on-trend merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our growth may place increased demands on our existing operational, managerial, administrative, and other resources. Specifically, our inventory management systems and personnel processes may need to be further upgraded to keep pace with our growth strategy. We cannot anticipate all of the demands that our expanding operations will impose on our business, and our failure to appropriately address these demands could have an adverse effect on business, financial condition, and results of operations.

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

We intend to increase sales of our products to customers located outside the United States. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot assure that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

●	difficulties in staffing and managing foreign operations;
●	burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the EU;
●	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
●	political, economic instability, terrorism and wars, such as the current situation with Ukraine and Russia;
●	global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;
●	natural disasters;
●	trade restrictions;
●	differing employment practices and laws and labor disruptions;

●	the imposition of government controls;
●	an inability to use or to obtain adequate intellectual property protection for our key brands and products;
●	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;
●	a legal system subject to undue influence or corruption;
●	a business culture in which illegal sales practices may be prevalent;
●	logistics and sourcing;
●	military conflicts; and
●	acts of terrorism.

The occurrence of any of these risks could negatively affect our international business and consequently our overall business, financial condition, and results of operations.

Risks Related to Our Industry

The global apparel industry is subject to intense pricing pressure.

The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the availability of raw materials in recent years. Additionally, inflation and supply chain constraints caused by business challenges resulting from, among other things, the COVID-19 pandemic could increase pricing pressure on our business. This pressure could have adverse effects on our business and financial condition, including:

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

We have many important supplier relationships. We do not own or operate any manufacturing facilities. Instead, we purchase nearly all of our merchandise from third-party suppliers. In the year ended January 2, 2022, our top 12 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 9.7% of our purchases. In the year ended January 3, 2021, our top 18 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 7.3% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify if needed or to improve the quality, look, and fit of the item. We must also be able to quickly source merchandise and place orders in order to successfully execute our strategy of rapidly responding to evolving fashion trends. Merchandise may not be available to meet our fashion needs on a timely basis, at competitive prices, or at all. Due to the nature of our product strategy, we do not have long-term commitments with any of our suppliers, and we generally operate without any contractual assurances of continued supply, pricing, or access to new products. Our standard terms and conditions do not commit us or our suppliers to any particular quantities, which are established on a purchase order basis.

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

We historically have established good working relationships with many suppliers, some of which have more limited resources, production capacities and operating histories than others. Market and economic events that adversely impact our suppliers could impair our ability to obtain merchandise in sufficient quantities. Such events include difficulties or problems associated with our suppliers’ business, finances, ability to import or ship merchandise as a result of strikes, labor disruptions or other events, costs, production, insurance, and reputation. We cannot assure investors that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business, or that we will be able to get such merchandise delivered to our distribution facilities on a timely basis. We may need to develop new relationships, as our current suppliers may be unable to supply us with needed quantities and we may not be able to find similar merchandise on the same terms. If we are unable to acquire suitable merchandise in sufficient quantities, at acceptable prices with adequate delivery times due to the loss of or a deterioration or change in our relationship with one or more of our key suppliers or if events harmful to our suppliers occur, it could have a material adverse effect on our business, financial condition, and results of operations.

If new trade restrictions are imposed or existing trade restrictions become more burdensome, our ability to source imported merchandise efficiently and cost effectively could be materially adversely affected.

A majority of our inventory is produced by foreign manufacturers, including those based in China, which is either directly imported by domestic importers or imported by us from foreign suppliers. Our dependence on foreign supply sources are subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.

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

We currently source nearly all of the merchandise we offer from third-party suppliers, and as a result we may be subject to price fluctuations or demand disruptions. Our results of operations would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our results of operations. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the suppliers we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters could increase raw material costs, impacting pricing with certain of our suppliers, or cause shipping delays for certain of our merchandise. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Any delays, interruption, damage to, or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether and could adversely affect our results of operations.

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

We have two distribution facilities located in California and one in Pennsylvania. All of our merchandise is shipped from our suppliers to one of our distribution facilities and then packaged and shipped from our distribution facilities to our customers. The success of our business depends on our timely receipt of merchandise so we can continuously bring new, on-trend products online for sale. The success of our business also depends on customer orders being timely processed and delivered to meet promised delivery dates and satisfy our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facilities to support both our current level of operations and the anticipated increased levels that may follow from our growth plans. In order to accommodate future growth, we will either need to expand and upgrade our existing distribution facilities or open additional distribution facilities. Upgrading our existing distribution facilities or transferring our operations to a facility with greater capacity will require us to incur additional costs, which could be significant, and may require us to secure additional favorable real estate or may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such additional real estate may not be available at reasonable costs or at all. Our failure to provide adequate order fulfillment, secure additional distribution capacity when necessary, or retain a suitable third-party logistics provider could impede our growth plans. Further increasing this capacity could increase our costs, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, we are subject to regulations related to the manufacture of the merchandise that we sell. For example, in California, we are subject to record keeping and wage guarantor obligations pursuant to SB 62 (the “Garment Worker Protection Act”), for certain items that we contract to manufacture, as well as AB 701, which requires us to ensure that quotas do not interfere with warehouse worker meal and rest periods under California's wage orders.

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

In the United States, the federal government and various state governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about individuals or their devices. For example, in 2020, the California Consumer Privacy Act (“CCPA”), came into force, and provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA, which takes effect on January 1, 2023 and significantly modifies the CCPA, could result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, (the “CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, (the “CPA”), which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the GDPR in Europe, the UK General Data Protection Regulation (“UK GDPR”) and the UK Data Protection Act 2018 in the UK, the CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. Other state regulators and the FTC with authority to enforce federal and state customer protection laws may also impose standards for the online collection, use and dissemination of data.

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

The GDPR imposes stringent requirements for processing personal data. The GDPR has increased compliance burdens, including by mandating extensive documentation requirements and granting certain rights to individuals to control how businesses collect, use, disclose, retain and leverage information about them or how they obtain consent from them. In addition, the GDPR and UK GDPR provide for breach reporting requirements, more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines under each regime of up to €20/£17.5 million or 4% of a noncompliant company’s global annual revenues for the preceding financial year, whichever is greater.

EU and United Kingdom rules also relate to cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, a mechanism for companies to comply with data protection requirements when transferring personal data from the EU to the United States. Additionally, in September 2020, the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the

United States under Swiss data protection law. Following these decisions and subsequent guidance, it seems that reliance on standard contractual clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and  additional measures and/or contractual provisions may need to be put in place. We make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or the SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA, and more recently the United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024 – these changes may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Further, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the European Economic Area, or EEA, as well as Switzerland and the United Kingdom, or UK. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA, Switzerland, or the UK to apply different standards to the transfer of personal data from the EEA, Switzerland, or the UK to the United States and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA, Switzerland, and the UK to the United States and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland, or the UK and increase our costs.

EU and UK privacy laws on cookies, tracking technologies and e-marketing are also evolving. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, there has been significant enforcement activity including through privacy activists.  driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

Likewise, the SEC, the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Controls (“OFAC”), the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories, as well as specifically targeted individuals and entities that are identified on U.S. and other blacklists, and those owned by them or those acting on their behalf. Anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), generally prohibit direct or indirect corrupt payments to government officials and, under certain laws, private persons to obtain or retain business or an improper business advantage.

Although we have policies and procedures in place designed to promote compliance with laws and regulations, our employees, partners, or agents could take actions in contravention of our policies and procedures, or violate applicable laws or regulations. As regulations continue to develop and regulatory oversight continues to focus on these areas, we cannot guarantee that our policies and procedures will ensure compliance at all times with all applicable laws or regulations. In the event our controls should fail or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation, and damage to our reputation and the value of our brand.

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

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Our Indebtedness

We have outstanding borrowings and we may incur additional indebtedness in the future, which may require us to use a portion of our cash flow to service debt and limit our financial and operating flexibility.

During November 2021, we entered into a Credit Agreement (the “Credit Agreement”)  with Bank of America (the “New Revolving Facility”) to provide a revolving facility that allows for borrowings up to $50.0 million, under which we borrowed $25.0 million on November 15, 2021 that remained outstanding as of January 2, 2022. The New Revolving Facility matures three years after November 15, 2021 and requires interest payments.  Further, the New Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. We believe that our cash and cash equivalents and cash flows from operating activities will be sufficient to meet our debt and interest payment requirements for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to fund other working capital needs.

Risks Related to Our Company and Our Ownership Structure

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

As of the date of this Annual Report on Form 10-K, our executive officers, directors, and principal stockholders own, in the aggregate, approximately 85% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation, and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our officers, directors, and principal stockholders and could have an adverse effect on the price of our common stock.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors (the “Board of Directors”) to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
●	subject to certain exceptions, including that entities affiliated with H.I.G Capital, LLC (“H.I.G.”), Institutional Venture Partners (“IVP”) and the Canada Pension Plan Investment Board (“CPPIB”) hold at least 50% of our common stock, require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders can be called only by a majority of our Board of Directors, the Chair of our Board of Directors or our Chief Executive Officer;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;
●	establish that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;
●	prohibit cumulative voting in the election of directors; and
●	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum.

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

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. The market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock is likely to be volatile and subject to significant price fluctuations in response to many factors, including:

●	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;
●	changes in our merchandise mix and supplier base;
●	timing of promotional events;
●	changes in key personnel;
●	entry into new markets;
●	changes in customer preferences and fashion trends;
●	announcements by us or our competitors of new product offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments;
●	actions by competitors;
●	inventory shrinkage beyond our historical average rates;
●	changes in operating performance and stock market valuations of other retail companies;
●	investors’ perceptions of our prospects and the prospects of the retail industry;
●	fluctuations in quarterly results of operations, as well as differences between our actual financial results and results of operations and those expected by investors;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and/or negative earnings or other announcements by us or other retail apparel companies;
●	announcements, media reports, or other public forum comments related to litigation, claims, or reputational charges against us;

●	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates, or the failure of those analysts to initiate or maintain coverage of our common stock;
●	the development and sustainability of an active trading market for our common stock;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
●	future sales of our common stock by our officers, directors, and significant stockholders;
●	global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;

●	political unrest, terrorism and wars, such as the current situation with Ukraine and Russia, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;
●	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, other natural disasters, pandemics, or responses to these events; and
●	changes in accounting principles.

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

Sales of substantial amounts of our common stock in the public market by our existing stockholders, upon the exercise of stock options granted in the future or by persons who acquired shares in our initial public offering (“IPO”) may cause the market price of our common stock to decrease significantly. The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

Certain of our outstanding shares of common stock are “restricted securities,” as defined under Rule 144 under the Securities Act and eligible for sale in the public market subject to the requirements of Rule 144, are subject to lock-up agreements, and will become available for resale in the public market beginning 180 days after the date of our prospectus, dated November 10, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of November 12, 2021 (the “Prospectus”) in connection with our IPO, subject to certain earlier termination as described in the Prospectus.

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

Our principal offices and one of our distribution facilities are located in Chico, California, an area which has a history of wildfires, and are thus vulnerable to damage. We also operate offices in other cities and states and have a second distribution facility in Southern California and a third distribution facility in Pennsylvania. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and distribution facilities or the operations of one or more of our third-party providers or suppliers. For example, in the fall of 2018 there was a wildfire near Chico, California where our headquarters and one of our distribution facilities are located. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to customers from or to the impacted region, our suppliers’ ability to ship merchandise or our ability to operate our platform. In addition, these types of events could negatively impact customer spending in the impacted regions. Sales of certain seasonal apparel items are dependent in part on the weather and may decline when weather conditions do not favor the use of this apparel. To the extent any of these events occur, our business and results of operations could be adversely affected.

Increased scrutiny and changing expectations from investors, customers, employees and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected.  If our ESG practices and reporting do not meet investor, customer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

●	the availability and cost of low- or non-carbon-based energy sources;
●	the evolving regulatory requirements affecting ESG standards or disclosures;
●	the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
●	our ability to recruit, develop and retain diverse talent in our labor markets; and
●	the success of our organic growth and acquisitions or dispositions of businesses or operations.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions, and our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

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

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404”). Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an emerging growth company. We could be an emerging growth company for up to five years subsequent to becoming a public company.

Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation and the incurrence of significant additional expenditures. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, investors may lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock, and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face short sellers' efforts or similar tactics in the future, and the market price of our common stock may decline as a result of their actions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real property. Our corporate headquarters are located in a leased facility in Chico, California. We also operate a leased facility primarily used for office space in Chico, California, and we also lease a retail space in Chico, California.  We operate three leased distribution facilities: a facility (which includes office space) located in Chico, California; a facility located in Easton, Pennsylvania; and a facility located in Ontario, California. Our creative buying and inventory planning offices are located in Los Angeles, California in a leased facility.

Some of our facilities located in Chico are leased from related persons. See Note 11 – Related Party Transactions of the accompanying notes to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Location	Type
Chico, California	Distribution facility and office space
Chico, California	Corporate headquarters
Chico, California	Office space
Chico, California	Retail space
Los Angeles, California	Office space
Ontario, California	Distribution facility
Easton, Pennsylvania	Distribution facility

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers and Directors

The following table provides information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
David McCreight	59	Chief Executive Officer and Director
Crystal Landsem	38	Co-President, Chief Financial Officer and Secretary
Mark Vos	52	Co-President and Chief Information Officer

The following are biographies of our executive officers:

David McCreight has served as our Chief Executive Officer since April 2021 and on our Board of Directors since April 2021. Previously, he was the CEO of Anthropologie Group, Inc. from 2011 to 2018. He also served as the President of URBN, Inc. from 2016 to 2018, and as the President of Under Armour, Inc. from 2008 to 2010. He is currently a board member of CarMax, Inc. and Wolverine Worldwide, Inc. Mr. McCreight received his Bachelor of Arts degree from the University of Virginia.

Crystal Landsem has served as our Co-President since July 2020 and Chief Financial Officer since September 2015. Previously, she was the Co-Founder and Chief Financial Officer of sqwrl LLC, a consulting and project management services firm, where she oversaw finance and accounting functions, budgeting, forecasting, cash management, accounting, and analysis for small to mid-sized e-commerce companies from August 2015 to January 2016. Ms. Landsem also served as the Director of Finance for 11 Main, an Alibaba Group Company, where she was responsible for the administrative, financial, and risk management operations of five U.S.-based Alibaba companies from May 2012 to August 2015. Ms. Landsem holds a CPA in California and received her B.A. in Accounting from California State University-Chico.

Mark Vos has served as our Co-President since July 2020 and Chief Information Officer since January 2018. Prior to that, Mr. Vos held roles of increasing responsibility at the Company since October 2015. Previously, Mr. Vos was the Co-Founder and CEO of sqwrl LLC, a consulting and project management services firm from July 2015 to March 2016. He also served as Senior Director of Engineering at 11 Main, an Alibaba Group Company, from December 2013 to July 2015. Mr. Vos holds a Masters in International Management from Universität zu Köln, Germany and a MSc in Business Administration from Erasmus University Rotterdam, The Netherlands.

The following table provides information regarding members of our Board of Directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
David McCreight	59	Chief Executive Officer and Director
Dara Bazzano	53	Director
John Black	52	Director
Evan Karp	45	Director
Eric Liaw	44	Director
Michael Mardy	73	Director
Danielle Qi	37	Director
Kira Yugay	37	Director

The following are biographies of our directors:

See page 46 of this Annual Report on Form 10-K for a biography of David McCreight.

Dara Bazzano has served on our Board of Directors since January 2022. Ms. Bazzano currently serves as T- Mobile’s SVP, Chief Accounting Officer, overseeing the T-Mobile/Sprint finance integration and finance transformation, since July 2020. She also leads the finance operations, corporate accounting, policy, technical and SEC reporting,  and  innovation teams. From April 2018 to July 2020, Ms. Bazzano previously served as SVP, Chief Accounting Officer at CBRE, the world’s largest commercial real estate services and investment company, where she led the global finance controller,  technology and compliance organization. Prior to that, from July 2013 to April 2018, Ms. Bazzano was Chief Accounting Officer, VP of Finance and Global Corporate Controller at GAP Inc., and served in Assurance Partner roles at PwC from February 2011 to June 2013, and KPMG from Jan 2000 to February 2011, in each case in the Consumer, Retail and Technology Industries. Ms. Bazzano serves as an independent director for Self. Inc and is also on the board of Girls on the Run International. Ms. Bazzano’s experience provides her with the qualifications and skills to serve as a director.

John Black has served on our Board of Directors since October 2017. Mr. Black has served as a Senior Advisor at H.I.G. Growth Partners from July 2021. From March 2010 to July 2021, he served as the Head of H.I.G. Growth Equity, the dedicated growth equity investment group for H.I.G. Capital, LLC. Prior to that, since joining H.I.G. in 1996, Mr. Black has led or had a significant role in more than forty H.I.G. investments in a wide range of industries including technology, media, healthcare, consumer oriented, and business service companies. Prior to H.I.G., Mr. Black was a senior professional with several leading firms working with lower middle market businesses to identify and implement operational initiatives to enable the businesses to realize their full growth potential. Mr. Black has held several executive level management positions including chief operating officer and chief financial officer. Mr. Black began his career in the Corporate Finance Group at Ernst & Young. He currently serves on the board of directors of Adtheorent Holding Company, LLC. Mr. Black received his Bachelor of Arts in Applied Mathematics from Harvard University. Mr. Black’s experience as an executive level manager and leadership roles in a wide range of industries and business situations provides him with valuable and relevant experience in finance, accounting, reporting, operational matters, and leadership of complex organizations, and provides him with the qualifications and skills to serve as a director.

Evan Karp has served on our Board of Directors since August 2017 and as a board member of Lulu’s Holdings, L.P. since July 2014. Mr. Karp has been a Managing Director at H.I.G. Growth Partners, focusing on e-commerce, tech-enabled business services, and consumer-oriented investments since January 2018. Prior to that he was a Principal at H.I.G from May 2012 to December 2017. Prior to H.I.G. Growth Partners, Mr. Karp was a Principal at SKM Growth Investors investing primarily in consumer oriented, multi-channel businesses and served as a board representative for numerous portfolio companies from July 2001 to April 2012. Prior to that, he was an Associate at J.H. Whitney & Co. He began his career at Salomon Smith Barney focusing on telecom mergers & acquisitions advisory services. Mr. Karp currently serves on the boards of directors of a number of privately held companies. Mr. Karp graduated from the Business Honors Program at the University of Texas at Austin with a B.A. in Finance. Mr. Karp’s involvement with his respective firms’ investments in many e-commerce and branded consumer companies over the past 20 years, including investments in the retail industry, in-depth knowledge and industry experience, coupled with his skills in private financing and strategic planning, provides him with the qualifications and skills to serve as a director.

Eric Liaw has served as a member of our Board of Directors since April 2018. Since March 2011, Mr. Liaw has served in roles of increasing responsibility at Institutional Venture Partners, a venture capital firm, where he currently serves as a general partner. From August 2003 to January 2011, Mr. Liaw served in several roles at Technology Crossover Ventures, a venture capital firm, including most recently as a vice president. From 2014 to February 2019, Mr. Liaw served on the board of directors of Mindbody, Inc. Mr. Liaw currently serves on the board of directors of The Honest Company, Inc. and ZipRecruiter, Inc. Mr. Liaw also serves on the boards of directors of a number of privately held companies. Mr. Liaw holds a B.A. degree in Economics with a minor in Computer Science and an M.S. degree in Management Science and Engineering from Stanford University. Mr. Liaw’s involvement with his respective firms’ investments in many e-commerce and branded consumer companies, including investments in the retail industry, in-depth knowledge and industry experience, coupled with his skills in private financing and strategic planning, provides him with the qualifications and skills to serve as a director.

Michael Mardy has served on our Board of Directors since October 2017. Mr. Mardy served as Executive Vice President and director of specialty retailer, Tumi Holding Inc. from July 2003 to August 2016. Prior to joining Tumi, from 1996 to 2002, he served as Executive Vice President and Chief Financial Officer of Keystone Foods LLC, a processor and distributor, supplying the quick service restaurant industry. From 1982 to 1996, he served as Senior Vice President, Chief Financial Officer and in various other finance positions at Nabisco Biscuit Company, a snack food and consumer products company. Mr. Mardy currently serves on the board of directors of Vince Holding Corp., where he also acts as the audit committee chair. Mr. Mardy also currently serves on the boards of directors of a number of privately held companies. Mr. Mardy previously served on the board of directors of David’s Tea Inc., and on the board of directors of Keurig Green Mountain Inc. from 2007 until 2016 and ModusLink Global Solutions, Inc. from 2003 until

2013, in each case acting as audit committee chair and a member of their respective compensation committees. Mr. Mardy also served on the New York Stock Exchange Advisory Board from 2014 until 2016 and is a trustee of the New Jersey chapter of the financial Executive Institute. Mr. Mardy holds an MBA from Rutgers University and undergraduate degree from Princeton University. He is a member of the American institute of Certified Public Accountants, and the New Jersey Society of Certified Public Accountants, as well as a member of the National Association of Corporate Directors. Mr. Mardy’s experience as a chief financial officer in the consumer products industry and vast knowledge of operations provide him with valuable and relevant experience in management, operations and leadership of complex organizations, as well as extensive industry knowledge, and provides him with the qualifications and skills to serve as a director.

Danielle Qi has served on our Board of Directors since August 2017 and as a board member of Lulu’s Holdings, L.P. since July 2017. Ms. Qi has served as a Managing Director at H.I.G. since April 2021, focusing primarily on the internet, consumer, media, and technology-enabled services sectors, prior to which she was a Principal and Vice President at H.I.G. since July 2018 and July 2015, respectively. From December 2012 to June 2015, Ms. Qi worked at Alliance Holdings, a private equity firm focused on lower middle market companies in a wide range of industries. Ms. Qi currently serves on the boards of directors of AdTheorent, Inc. as well as a number of privately held companies. Ms. Qi received a B.S. in Economics and B.A. in History from the University of Pennsylvania and an M.B.A. from the Kellogg School of Management at Northwestern University. Ms. Qi’s experience working with companies in a wide range of industries, including the internet, consumer, media, and technology-enabled services sectors and knowledge of complex financial matters provides her with valuable and relevant experience in strategic planning, corporate finance, financial reporting, and leadership of complex organizations, and provides her with the qualifications and skills to serve as a director.

Kira Yugay has served as a member of our Board of Directors since March 31, 2022. Since 2019, Ms. Yugay has served in roles of increasing responsibility at H.I.G. Capital, a leading private equity investment firm, where she currently serves as a Principal. At H.I.G., Ms. Yugay focuses on private equity investments in middle market businesses in the technology sector, and is responsible for all key aspects of the transaction process, including deal origination, transaction structuring and negotiating, and post-closing portfolio company oversight. Prior to joining H.I.G. Capital, Ms. Yugay held private equity investing roles at Warburg Pincus between 2014 and 2018 and at Greenbriar Equity Group between 2010 and 2012. She has also held operating roles at healthcare services and technology companies. Ms. Yugay began her career at Citigroup, where she advised clients on M&A transactions, capital raises, and other strategic initiatives. Ms. Yugay earned her undergraduate B.A. degree, summa cum laude, from Columbia University and M.B.A., with distinction, from Harvard Business School.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the Nasdaq and began trading under the symbol “LVLU” on November 11, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 28, 2022, there were 43 number of holders of record of our common stock.

Dividends

We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock is limited by the terms of our New Revolving Facility and may be limited by any future debt instruments or preferred securities.

Performance Graph

The following graph and table compare the performance of (1) an investment in our common stock over the period of November 11, 2021 through January 2, 2022, beginning with an investment at the $13.06 closing market price on November 11, 2021, the end of the first day our common stock traded on the Nasdaq following our initial public offering at $16.00 per share, and thereafter based on the closing price of our common stock on the Nasdaq, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on November 11, 2021 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	November 11,	January 2,
Company/Index	2021	2022
Lulu's Fashion Lounge Holdings, Inc.	$100.00	$78.33
S&P 500 Index	$100.00	$102.51
S&P Retail Select Industry Index	$100.00	$89.54

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On November 15, 2021, we completed our IPO, in which we issued and sold 5,750,000 shares of our common stock at a price to the public of $92.0 million or $16.00 per share. We raised net proceeds to us of approximately $82.0 million, after deducting the underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 260194), as amended (the “Registration Statement”), declared effective by the SEC on November 10, 2021. Goldman Sachs & Co. LLC, BofA Securities, Inc. and Jefferies LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net proceeds from our IPO, together with our existing cash, cash equivalents and borrowings under our New Revolving Facility were used to redeem all Series B and Series B-1 Redeemable Preferred Stock and to repay in full all outstanding amounts under our previous credit facility (the “Credit Facility”) that was comprised of a term loan (the “Term Loan”) and revolving credit facility (the “Revolving Facility”). As of the date of this Annual Report on Form 10-K, we have used all of the net proceeds from the IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, “Item 1A. Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K.

Overview

Lulus is a customer-driven, digitally-native fashion brand primarily serving Millennial and Gen Z women. We focus relentlessly on giving our customers what they want. We do this by using data coupled with human insight to deliver a curated and continuously evolving assortment of on-trend affordable luxury fashion. Our customer obsession sets the tone for everything we do, from our personalized online shopping experience to our exceptional customer service.

Initial Public Offering

On November 10, 2021, our registration statement on Form S-1 relating to its IPO was declared effective by the SEC and the shares of its common stock began trading on the Nasdaq Global Market on November 11, 2021. The IPO closed on November 15, 2021, pursuant to which we issued and sold 5,750,000 shares of our common stock at a public offering price of $16.00 per share. On November 15, 2021, we received net proceeds of approximately $82.0 million from the IPO, after deducting underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million. Immediately prior to the completion of the IPO, we filed an amended and restated certificate of incorporation, which authorized a total of 250,000,000 shares of common stock at $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Immediately prior to the completion of the IPO, all shares of the Series A Preferred Stock then outstanding were converted into 15,000,000 shares of common stock. Additionally, 215,702 shares of common stock were issued to the LP immediately prior to the completion of the IPO. All shares of the Series B Preferred Stock and the Series B-1 Preferred Stock were redeemed and extinguished for a total payment of approximately $17.9 million on November 15, 2021.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had a material impact on the global fashion apparel, accessories and footwear industry as a significant portion of in-person social, professional, and formal events over the last 18 months were postponed or cancelled.

Historically, our business model has resulted in strong historical growth. Between fiscal years 2016 and 2019, we grew our net revenue by 179% to $370 million, or an annual compounded growth rate of 41%. In fiscal year 2020, our net revenue declined by 33% to $249 million as a result of the COVID-19 pandemic. Our business rebounded from the initial impact of the pandemic on consumer behavior and, for the three and 12-month periods ended January 2, 2022, we grew our net revenue by 77.5% and 51.1%, respectively, compared to the same periods of the prior year.

We expect ongoing volatility in these trends as the continued impact from COVID-19 remains uncertain. We may take further actions that impact our business operations as may be required by federal, state, or local authorities or that we determine to be in the best interests of our employees and our customers. For additional discussion of risks related to the COVID-19 pandemic and the impact of the COVID-19 pandemic on our Company, see “Risk Factors—Risks Related to our Business—The COVID-19 pandemic has had and may in the future have an adverse effect on our labor workforce availability, supply chain, business, financial condition, cash flows, and results of operations in ways that remain unpredictable.”

 Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented (in thousands, except for percentages and Average Order Value).

	Years Ended
	January 2,	January 3,	December 29,
	2022	2021	2019

Gross Margin	47.1%	44.4%	43.6%
Net income (loss)	$2,045	$(19,304)	$(469)
Adjusted EBITDA (1)	$41,406	$18,911	$21,021
Adjusted EBITDA Margin (1)	11.0%	7.6%	5.7%
Active Customers (2)	2,760	2,000	2,880
Average Order Value	$120	$106	$110
(1)	For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
(2)	Active Customers count is based on de-duplication logic using customer account and guest checkout name, address, and email information. Active Customer count is as of the last day of the relevant period.

Active Customers

We define Active Customers as the number of customers who have made at least one purchase across our platform in the prior 12-month period. We consider the number of Active Customers to be a key performance metric on the basis that it is directly related to consumer awareness of our brand, our ability to attract visitors to our digital platform, and our ability to convert visitors to paying customers. Active Customers counts are based on de-duplication logic using customer account and guest checkout name, address, and email information.

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

Total Orders Placed

We define Total Orders Placed as the number of customer orders placed across our platform during a particular period. An order is counted on the day the customer places the order. We do not adjust the number of Total Orders Placed for any cancellation or return that may have occurred subsequent to a customer placing an order. We consider Total Orders Placed as a key performance metric on the basis that it is directly related to our ability to attract and retain customers as well as drive purchase frequency. Total Orders Placed, together with Average Order Value, is an indicator of the net revenue we expect to generate in a particular period.

Gross Margin

We define Gross Margin as gross profit as a percentage of our net revenue. Gross profit is equal to our net revenue less cost of revenue.  Certain of our competitors and other retailers report cost of revenue differently than we do. As a result, the reporting of our gross profit and Gross Margin may not be comparable to other companies.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes that certain non-GAAP financial measures provide investors of our financial information with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income (loss) provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

To supplement our audited consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA” and “Adjusted EBITDA Margin” which are non-GAAP financial measures (collectively referred to as “Adjusted EBITDA”). Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

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

Due to these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, management fees, transaction fees, which represent the write-off of offering costs deferred during 2019 upon abandonment of a prior offering in 2020, and equity-based compensation. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA margin:

	Year Ended
	January 2,	January 3,	December 29,
	2022	2021	2019

	(in thousands)
Net income (loss)	$2,045	$(19,304)	$(469)
Depreciation and amortization	2,828	3,216	3,041
Interest expense	12,774	16,037	15,206
Loss on extinguishment of debt	1,392	—	—
Income tax provision (benefit)	6,212	(1,271)	445
Management fees (1)	534	626	758
Write-off of previously capitalized transaction fees (2)	—	1,950	—
Transaction fees (3)	476	—	—
Equity-based compensation expense (4)	13,664	9,086	2,040
Equity-based compensation expense related to redeemable preferred stock issuance (5)	1,481	8,571	—

Adjusted EBITDA	$41,406	$18,911	$21,021

Adjusted EBITDA margin	11.0%	7.6%	5.7%
(1)	Represents management fees and expenses paid pursuant to the professional services agreement with H.I.G. and IVP for consulting and other services. All outstanding management fees were settled and the management agreement was terminated at the time of the Company’s IPO.
(2)	Represents the write-off of offering costs deferred during 2019 upon abandonment of a prior offering in 2020.
(3)	Represents costs related primarily to marketing and presentations for the investment community, as well as travel and other miscellaneous costs incurred as a result of the Company’s IPO.
(4)	Represents equity-based compensation expense related to modifications and vesting of Class P unit awards. The year ended January 2, 2022 also includes equity-based compensation expense for stock options and special compensation awards granted during the year.
(5)	Represents the excess of fair value over the consideration paid for Series B Preferred Stock that was issued to an employee, H.I.G., and IVP in June 2020. In addition, represents the excess of fair value over the consideration paid for Series B-1 Preferred Stock that was issued to certain employees in March 2021.

Adjusted Diluted Earnings (Net Loss) per Share

Adjusted Diluted Earnings (Net Loss) per Share is a non-GAAP financial measure that we calculate as diluted net loss per share attributable to common stockholders adjusted to exclude the per share impact of the deemed dividend due to triggering a down round feature as part of our IPO.  This common feature provided protection to our convertible preferred stockholders by limiting the amount of dilution when the IPO was priced lower than previous rounds. We also excluded the impact of the acceleration of stock-based compensation expenses at the time of the IPO and a one-time stock dividend at the time of the IPO. We believe Adjusted Diluted Earnings (Net Loss) per Share is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. See Note 2, Significant Accounting Policies–Net Loss Per Share Attributable to Common Stockholders, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our calculation of net loss per share attributable to common stockholders.

A reconciliation of non-GAAP Adjusted Diluted Earnings (Net Loss) per Share from diluted net loss per share attributable to common stockholders for the years ended 2021, 2020 and 2019 is as follows (in dollars):

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net loss per share attributable to common stockholders – diluted	$(6.08)	$(1.13)	$(0.03)
Deemed dividend to preferred stockholders (1)	6.08	0.03	—
Stock dividend issued to LP (2)	0.17	—	—
Stock compensation expense accelerated upon IPO (3)	0.40	—	—
Deemed contribution from redemption of redeemable preferred stock (4)	(0.07)	—	—
Equity-based compensation expense related to award modifications (5)	—	0.48	—
Equity-based compensation expense related to redeemable preferred stock issuance (6)	0.07	0.49	—
Adjusted Diluted Earnings (Net Loss) per Share (7)	$0.57	$(0.13)	$(0.03)
(1)	Removes the impact of a one-time $123.0 million deemed dividend that was recorded at the time of our IPO related to the conversion of convertible preferred stock in 2021 and a $0.5 million deemed dividend in 2020. The dilution associated with this transaction only impacted stockholders and management who held units in the LP prior to the IPO.
(2)	Removes the impact of a $3.5 million one-time stock dividend issued to the LP at the time of our IPO in 2021.
(3)	Removes the impact of $8.0 million of non-recurring stock compensation expenses triggered by our IPO in 2021.
(4)	Removes the impact of a $1.4 million deemed contribution resulting from the redemption of our redeemable preferred stock at the time of our IPO in 2021.
(5)	Removes the impact of $8.4 million of equity-based compensation expense related to modifications of Class P unit awards in 2020.
(6)	Removes the per share impact in 2020 of the excess of fair value over the consideration paid for Series B Preferred Stock that was issued to an employee, H.I.G., and IVP in June 2020. Removes the per share impact in 2021 of the excess of fair value over the consideration paid for Series B-1 Preferred Stock that was issued to certain employees in March 2021.
(7)	These adjustments did not impact the weighted-average shares used to compute Adjusted Diluted Earnings (Net Loss) per Share as the impact from potentially dilutive securities would have been anti-dilutive.

Net Debt

We define Net Debt as total debt, which includes short-term borrowings and long-term obligations, less cash and cash equivalents.  We consider net debt to be an important supplemental measure of our financial position, which allows us to analyze our leverage.

A reconciliation of non-GAAP Net Debt as of January 2, 2022 and January 3, 2021 is as follows:

	As of
	January 2, 2022	January 3, 2021

	(in thousands)
Revolving line of credit, current	$—	$(8,580)
Long-term debt, current	—	(10,125)
Revolving line of credit, long term	(25,000)	—
Long-term debt, net of current portion	—	(96,856)
Cash and cash equivalents	11,402	15,554
Net Debt	$(13,598)	$(100,007)

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. During the year ended January 2, 2022, we served 2.8 million Active Customers compared to 2.0 million for the year ended January 3, 2021.

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

Components of Our Results of Operations

Net Revenue

Net revenue consists primarily of gross sales, net of merchandise returns and promotional discounts and markdowns, generated from the sale of apparel, footwear, and accessories. Net revenue excludes sales taxes assessed by governmental authorities. We recognize net revenue at the point in time when control of the ordered product is transferred to the customer, which we determine to have occurred upon shipment.

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

Cost of Revenue and Gross Margin

Cost of revenue consists of the product costs of merchandise sold to customers; shipping and handling costs, including all inbound, outbound, and return shipping expenses; rent, insurance, business property tax, utilities, depreciation and amortization, and repairs and maintenance related to our distribution facilities; and charges related to inventory shrinkage, damages, and our allowance for excess or obsolete inventory. Cost of revenue is primarily driven by growth in orders placed by customers, the mix of the product available for sale on our site, and transportation costs related to inventory receipts from our suppliers. We expect our cost of revenue to fluctuate as a percentage of net revenue primarily due to how we manage our inventory and merchandise mix.

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

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of payment processing fees, advertising, targeted online performance marketing and customer order courtesy adjustments. Selling and marketing expenses also include our spend on brand marketing channels, including compensation and free clothing to social media influencers, events, and other forms of online and offline marketing related to growing and retaining the customer base. As discussed in “Net Revenue” above, in any given period, the amount of our selling and marketing expense can be affected by the use of promotional discounts in such period. We expect our selling and marketing expenses to increase in absolute dollars as we continue to invest in increasing brand awareness.

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

Provision for Income Taxes

The provision for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to non-deductible equity-based compensation expenses and state taxes. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, tax audit settlements, and the interaction of various tax strategies.

Our Results of Operations

The following tables set forth our consolidated results of operations for the years presented and as a percentage of net revenue:

	Year Ended
	January 2,	January 3,	December 29,
	2022	2021	2019

	(in thousands)
Net revenue	$375,625	$248,656	$369,622
Cost of revenue	198,893	138,364	208,418

Gross profit	176,732	110,292	161,204

Selling and marketing expenses	66,684	47,812	72,875
General and administrative expenses	87,710	67,155	73,386

Income (loss) from operations	22,338	(4,675)	14,943

Other income (expense), net:
Interest expense	(12,774)	(16,037)	(15,206)
Loss on extinguishment of debt	(1,392)	—	—
Other income, net	85	137	239

Total other expense, net	(14,081)	(15,900)	(14,967)

Income (loss) before income taxes	8,257	(20,575)	(24)
Income tax (provision) benefit	(6,212)	1,271	(445)

Net income (loss)	$2,045	$(19,304)	$(469)

	Year Ended
	January 2,	January 3,	December 29,
	2022	2021	2019

	(in thousands, except percentages)
Net revenue	100%	100%	100%
Cost of revenue	53	56	56

Gross profit	47	44	44

Selling and marketing expenses	18	19	20
General and administrative expenses	23	27	20

Income (loss) from operations	6	(2)	4

Other income (expense), net:
Interest expense	(3)	(6)	(4)
Loss on extinguishment of debt	—	—	—
Other income, net	—	—	—

Total other expense, net	(3)	(6)	(4)

Income (loss) before income taxes	3	(8)	—
Income tax (provision) benefit	(2)	—	—

Net income (loss)	1%	(8)%	—%

Comparisons for the Fiscal Years Ended January 2, 2022 and January 3, 2021

Net Revenue

	Year Ended		Change
	January 2,	January 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Net revenue	$375,625	$248,656	$126,969	51.1%

Net revenue increased in 2021 by $127.0 million, or 51.1%, compared to 2020. The increase in revenue was primarily due to increases in Active Customers and customer spend coupled with fewer markdowns and promotional discounts compared to the same period of the prior year.  The higher revenue was partially offset by higher sales returns in 2021. The 2020 return rate was suppressed due to a shift in our sales mix toward product categories with lower return rates as a result of the pandemic.

Cost of Revenue

	Year Ended		Change
	January 2,	January 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue	$198,893	$138,364	$60,529	43.7%

Cost of revenue increased in 2021 by $60.5 million, or 43.7%, compared to 2020, consistent with the increase in our net revenue.  Additionally, there was a shift in sales mix to higher gross margin products combined with lower markdowns and discounts, driving the cost of revenue as a percentage of net revenue down in 2021 compared to 2020.

Selling and Marketing Expenses

	Year Ended		Change
	January 2,	January 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$66,684	$47,812	$18,872	39.5%

Selling and marketing expenses increased in 2021 by $18.9 million, or 39.5% compared to 2020. Discretionary marketing spend was suppressed in 2020 in response to lower customer demand due to the COVID-19 pandemic. We ramped our marketing spend up in 2021 resulting in a $14.4 million increase in online marketing expenses to acquire new customers and retain existing customers compared to 2020. In addition, merchant processing fees increased by $3.7 million in 2021 compared to the same period of the prior year largely due to the increase in net revenue.

General and Administrative Expenses

	Year Ended		Change
	January 2,	January 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$87,710	$67,155	$20,555	30.6%

General and administrative expenses increased by $20.6 million in 2021, or 30.6%, compared to 2020. The increase was due to a $7.8 million increase in variable labor costs, which increased by 52.9% from 2020 to 2021, and was in line with our increase in net revenue.  Fixed labor costs were $12.1 million higher driven by $5.9 million higher bonus costs due to improved business performance and $6.2 million higher fixed headcount costs compared to the previous year where costs were suppressed due to furloughs related to the COVID-19 pandemic.

Interest Expense

Interest expense decreased in 2021 by $3.3 million, or 20.3%, compared to 2020. The decrease was primarily due to a reduced amount of borrowings outstanding for 2021 compared to 2020 and the higher average interest rate through our previous Credit Facility  that was comprised of a Term Loan and a Revolving Facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt in 2021 was $1.4 million, compared to $0 loss on extinguishment of debt in 2020. The loss on extinguishment of debt was incurred with the repayment and termination of our Credit Facility, at which time we recognized a write-off of $2.3 million in unamortized debt issuance costs and debt discounts and forgiveness of accrued debt modification costs of $0.9 million in accordance with the Fifth Amendment.

Income Tax (Provision) Benefit

Our income tax provision in 2021 increased by $7.5 million, or 589% to $6.2 million, compared to an income tax benefit of $1.3 million in 2020. The increase in the income tax provision was primarily due to an increase in our income before taxes coupled with an increase in non-deductible equity-based compensation expenses.

Comparisons for the Fiscal Years Ended January 3, 2021 and December 29, 2019

Net Revenue

	Year Ended		Change
	January 3,	December 29,
	2021	2019	Amount	%

	(in thousands, except percentages)
Net revenue	$248,656	$369,622	$(120,966)	(32.7)%

Net revenue decreased in 2020 by $121.0 million, or 33%, compared to 2019. The decrease in net revenue was primarily driven by a decrease of 36% in the number of Total Orders Placed by customers caused by the COVID-19 pandemic. Consumer spending declined in 2020 due to the economic uncertainty surrounding the COVID-19 pandemic and lockdown restrictions, which resulted in a 31% decrease in Active Customers compared to 2019. While we saw improvements in units per transaction (“UPT”) and Average Order Value net of returns, our 2020 sales were heavier in markdowns and promotional discounts compared to 2019 in order to reduce event related inventory on hand. UPT represents the average number of items that a customer purchases per transaction. It is calculated by dividing the total number of items sold for a given period by the total number of orders placed during that same time period. A higher UPT indicates that customers are purchasing more items per transaction, while a lower UPT indicates that customers are purchasing fewer items per transaction.

Cost of Revenue

	Year Ended		Change
	January 3,	December 29,
	2021	2019	Amount	%

	(in thousands, except percentages)
Cost of revenue	$138,364	$208,418	$(70,054)	(33.6)%

Cost of revenue decreased in 2020 by $70.1 million, or 34%, compared to 2019, consistent with the decrease in our net revenue.

Selling and Marketing Expenses

	Year Ended		Change
	January 3,	December 29,
	2021	2019	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$47,812	$72,875	$(25,063)	(34.4)%

Selling and marketing expenses decreased in 2020 by $25.1 million, or 34%, compared to 2019. The decrease was primarily driven by our efforts to reduce discretionary marketing expenses and cash outlays in response to lower customer demand due to the COVID-19 pandemic. We reduced our online marketing investment to acquire new customers and retain existing customers by $21.3 million in 2020 compared to 2019. Other marketing expenses also decreased by $0.8 million. In addition, merchant processing fees decreased by $3.0 million in 2020 compared to 2019 due to the decline in net revenue.

General and Administrative Expenses

	Year Ended		Change
	January 3,	December 29,
	2021	2019	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$67,155	$73,386	$(6,231)	(8.5)%

General and administrative expenses decreased in 2020 by $6.2 million, or 9%, compared to 2019. The decrease was primarily driven by a $15.9 million decrease in payroll and benefits expense as a result of lower direct labor costs in line with lower sales volumes, as well as a shift of approximately 60% of our employees to furlough in response to the COVID-19 pandemic who gradually returned to work throughout the year, a $3.0 million decrease in professional services, legal and accounting fees, and a $4.3 million decrease in hardware, software and fulfillment and office supplies. These decreases were partially offset by a $13.1 million increase in equity-based compensation due to award modifications and grants in 2020, which included a $6.1 million charge for the excess of fair value over consideration paid for the Series B Preferred Stock issued to an employee in June 2020. There was also a $2.3 million increase in management fees driven by recognition of the excess of fair value over consideration paid for Series B Preferred Stock issued to H.I.G.  and IVP in June 2020.

Interest Expense

Interest expense increased in 2020 by $0.8 million, or 5%, compared to 2019. The increase was primarily attributable to increased borrowings under our Credit Facility and higher variable interest rates in 2020 compared to 2019.

Income Tax (Provision) Benefit

Our income tax provision in 2019 decreased by $1.7 million to an income tax benefit of $1.3 million in 2020. The change in the income tax provision for 2020 as compared to 2019 was primarily due to an increase in our loss before taxes and a one-time benefit in 2020 for the release of certain interest and penalties related to uncertain tax positions as a result of settlements with taxing authorities, partially offset by an increase in non-deductible equity-based compensation expenses.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. We generally expect demand to be greater in our second and third fiscal quarters compared to the rest of the year. We believe that this seasonality has affected and will continue to affect our results of operations.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities, proceeds from the issuance of preferred stock and borrowings under our Credit Facility. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with distribution, network expansion and capitalized software and debt service requirements.

Initial Public Offering

On November 15, 2021, we completed our IPO, in which we issued and sold 5,750,000 shares of our common stock at a price to the public of $16.00 per share and raised net proceeds of approximately $82.0 million, after deducting the underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million.

Credit Facilities

During November 2021, we entered into a Credit Agreement with Bank of America to provide a revolving facility that provides for borrowings up to $50.0 million. During the term of the Credit Agreement, we may increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million. As of January 2, 2022, we had drawn $25.0 million under the New Revolving Facility and utilized $0.25 million under the letter of credit. As of January 2, 2022, we had $25.0 million available for borrowing under the New Revolving Facility and $7.25 million available to issue letters of credit.

The New Revolving Facility matures three years after November 15, 2021, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term SOFR rate, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The New Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. A commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility.

With the net proceeds from the IPO and borrowings from the New Revolving Facility, we repaid our Term Loan of $107.2 million on November 15, 2021, which comprised of $105.8 million in principal and $1.4 million of interest. The Credit Facility was terminated on November 15, 2021 and no prepayment penalties were incurred.

Availability and Use of Cash

As of January 2, 2022, we had cash and cash equivalents of $11.4 million and restricted cash of $0.5 million. We believe that our cash and cash equivalents, cash flows from operating activities and the available borrowings under our New Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Annual Report on Form 10-K. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Part I, “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	January 2,	January 3,	December 29,
	2022	2021	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$26,896	$4,856	$11,874
Investing activities	(3,394)	(1,913)	(4,042)
Financing activities	(27,653)	6,755	(9,721)

Net increase (decrease) in cash and cash equivalents	$(4,151)	$9,698	$(1,889)

Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, amortization of debt discount and debt issuance costs, interest expense capitalized to principal of debt, equity-based compensation, and the effect of changes in working capital and other activities.

In 2021, net cash provided by operating activities increased $22.0 million from $4.9 million in 2020 to $26.9 million in 2021. The changes in cash provided was primarily driven by an increase of $21.3 million due to the change from a net loss of $19.3 million in 2020 to net income of $2.0 million in 2021 and an increase of $9.5 million related to changes in our operating assets and liabilities from a net decrease of $2.9 million in 2020 to a net  increase of $6.6 million in 2021, which was primarily driven by higher accrued expenses, including higher accrued compensation, bonuses and benefits, as well as an increase in the returns reserve as a result of higher sales coupled with a higher returns rate offset by increases in inventories, assets for recovery and prepaids and other current assets due to the overall increase in sales as the Company recovered from the impacts of COVID-19 during 2021. This was offset by a decrease of $8.8 million in non-cash items primarily due to the payment of interest capitalized to principal of long-term debt and revolving line of credit of $3.8 million in 2021 due to the repayment of the Term Loan upon the IPO, a decrease in equity-based compensation expense related to redeemable preferred stock of $7.1 million due to issuance of less redeemable preferred stock in 2021 and a decrease in write-off of deferred offering costs of $2.0 million as there were no such write-offs in 2021, offset by an increase in equity-based compensation expense related to the new CEO special compensation awards of $3.3 million in 2021 and loss on debt extinguishment of $1.4 million in 2021 due to the repayment of the Term Loan upon the IPO.

In 2020, net cash provided by operating activities decreased $7.0 million from $11.9 million in 2019 to $4.9 million in 2020.  The changes in cash provided was primarily driven by a decrease due to the increase in net loss of $18.8 million, a decrease of $9.7 million related to changes in our operating assets and liabilities from a net increase of $6.8 million in 2019 to a net decrease of $2.9 million, which was primarily related to the overall decline in business due to the impacts of COVID-19.  This was offset by an increase of $21.5 million in non-cash items due to an increase in equity-based compensation expense of $15.6 million due to the modification of Class P unit awards and the expense related to the issuance of redeemable preferred stock in 2020, an increase of $1.7 million due to interest capitalized to principal of long-term debt and revolving line of credit in 2020, and an increase of $2.0 million in write-off of deferred offering costs as there were no such write-offs in 2019.

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

In 2021, net cash used in investing activities was $3.4 million, which was a $1.5 million increase from $1.9 million in 2020. This was attributable to capital expenditures relating to equipment for our general operations, software and hardware purchases, and internally developed software increasing due to initial investments in our new distribution facility in Ontario, California in 2021.

In 2020, net cash used in investing activities was $1.9 million, which was a $2.1 million decrease from $4.0 million in 2019.  This was attributable to capital expenditures relating to equipment for our general operations, software and hardware purchases, and internally developed software decreasing due to general lower capital expenditures during a slower business period in 2020 due to COVID-19. In addition, 2019 included higher costs due to initial investments in our new distribution facility in Pennsylvania in 2019.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Credit Facility and New Revolving Facility and issuance of common and preferred stock.

In 2021, net cash used in financing activities was $27.7 million, which was a decrease of $34.5 million from $6.8 million of net cash provided by financing activities in 2020. The decrease was due to an increase in repayments of our Term Loan of $107.1 million, redemption of our redeemable preferred stock of $17.9 million in 2021, and a decrease in proceeds from issuance of redeemable preferred stock of $5.9 million. Such decrease was offset by the $82.5 million of net proceeds from our IPO in 2021, an increase in net borrowings on revolving lines of credit of $11.9 million, and a decrease in repayment of advance from LP of $2.0 million.

In 2020, net cash provided by financing activities was $6.8 million, which was an increase of $16.5 million from net cash used in financing activities of $9.7 million in 2019.  The increase was due to proceeds from issuance of our redeemable preferred stock of $7.3 million in 2020, an increase in net proceeds from borrowings under our Revolving Facility of $0.5 million, a decrease in repayments on our Term Loan of $10.1 million, a decrease in payment of debt issuance costs of $0.4 million, and a decrease in payment of deferred offering costs of $2.2 million, offset by a decrease in advance from LP of $2.0 million and the repayment on advance from LP of $2.0 million in 2020.

Contractual Obligations and Other Commitments

Our most significant contractual obligations relate to our New Revolving Facility and operating lease obligations on our distribution facilities and corporate offices.  For information on our New Revolving Facility, see Note 5, Debt, and for information on our contractual obligations for operating leases, see Note 6, Commitments and Contingencies, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, equity-based compensation, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2, Significant Accounting Policies, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

While our revenue recognition does not involve significant judgment, it represents an important accounting policy. We generate revenue from the sale of merchandise products sold directly to end customers. We recognize revenue when the product is transferred to the customer, which is generally upon shipment. We estimate a reserve of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. Our refund liability for sales returns is included in returns reserve on the consolidated balance sheets and represents the expected value of the refund that will be due to our customers.

Equity-Based Compensation

Stock Options

We granted stock option awards to our CEO in April 2021 in accordance with terms of an Employment Agreement.  We account for the related equity-based compensation expense by calculating the estimated fair value of each award at the grant date or modification date by applying the Black-Scholes option pricing model. The model utilizes the estimated per share fair value of our underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock. Equity-based compensation expense is recognized on a straight-line basis over the period the executive is required to provide service in exchange for the award, which is generally the vesting period.

We base estimates of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data and recognizes forfeitures as they occur.

Determining the grant date fair value of options using the Black-Scholes option pricing model requires us to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Series B and Series B-1 Redeemable Preferred Stock

During June 2020, we issued and sold 7,500,001 shares of Series B Redeemable Preferred Stock (“Series B Preferred Stock”) at $1.00 per share to the general partner and a limited partner of LP and the holders of Series A Preferred Stock and during March 2021, we issued and sold 1,450,000 shares of Series B-1 Preferred Stock at $1.00 per share to current executives of the Company.

We elected to record our Series B Preferred Stock and Series B-1 Preferred Stock at the greater of its redemption value or the issuance date fair value, net of issuance costs, as it is probable of becoming redeemable due to the passage of time. For accounting purposes, we determined the fair value of the Series B Preferred Stock and Series B-1 Preferred Stock to be $2.21 per share and $2.02 per share, respectively at issuance. The excess of fair value over the consideration paid was recorded as equity-based compensation for shares purchased by entities related to current employees, board members, and service providers and as a deemed dividend for shares purchased by existing holders of Series A Preferred Stock.

The fair value of the Series B Preferred Stock and Series B-1 Preferred Stock was estimated using a two-step process. First, our enterprise value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis. These methods consider operating and financial performance including estimating future cash flows and discounting those cash flows at an appropriate rate, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. Second, our enterprise value was allocated among the various classes of outstanding securities using the Black-Scholes option-pricing method. The option-pricing method treats all levels of the capital structure as call options on the enterprise’s value, with the exercise price based on the “breakpoints” between each of the different claims on the securities. The inputs necessary for the Series B Preferred Stock and Series B-1 Preferred Stock option-pricing model include our then-current enterprise value, breakpoints (the various characteristics for each class of equity, including liquidation preferences and priority distributions), time to liquidity (depending on the scenario), risk-free rate, and volatility. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, equity-based compensation could be materially different.  We redeemed all of our Series B and B-1 Preferred Stock upon our IPO on November 15, 2021.

Class P Units

Prior to the dissolution of the LP and our IPO on November 15, 2021, we recorded equity-based compensation related to equity awards (consisting of Class P units) granted through our majority owner, LP. The LP’s Class P units were available to be issued as incentive compensation to employees, officers, directors, and other nonemployee service providers or consultants of the Company.

Through June 2020, we concluded that LP’s Class P units were not a substantive class of equity and any associated pre-vesting distributions allocated to LP’s Class P units were recorded as equity-based compensation once the contingent payment becomes probable of payment, which is upon vesting of the Class P units.

During June and July 2020, certain Class P units were modified to update forfeiture terms related to employment requirements and vesting conditions were added to some of the Class P units. Due to the modifications to the employment requirements, we concluded that the Class P units are a substantive class of equity to be accounted for under FASB ASC Topic No. 718, Compensation—Stock Compensation (“ASC 718”).

Equity-based compensation is measured at the grant date or modification date for all equity-based awards made to employees and nonemployees based on the fair value of the awards. Awards with only service conditions are recognized as expense on a straight-line basis over the requisite service period, which is generally four years.

Certain of the outstanding Class P units which were modified in fiscal year 2020 vest upon the satisfaction of both a service condition and a performance condition. The service-based vesting condition for these Class P units is satisfied by the end of 2022. When the performance-based vesting condition becomes probable, which is upon the completion of a qualifying distribution event, the Company will immediately record cumulative stock-based compensation expense using the accelerated attribution method for the awards that have met the service-based vesting condition. Upon our IPO on November 15, 2022, we recognized stock-based compensation expense for the performance-based Class P units as a qualifying distribution event.

The fair value of the Class P units at the modification dates during fiscal year 2020 was estimated using a two-step process. First, our enterprise value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis. These methods consider operating and financial performance including estimating future cash flows and discounting those cash flows at an appropriate rate, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. The fair value of LP is determined based on the fair value of our common stock. Second, LP’s enterprise value was allocated among the various classes of units that comprise the capital structure of LP using the Black-Scholes option-pricing method. The option-pricing method treats all levels of the capital structure as call options on the enterprise’s value, with the exercise price based on the “breakpoints” between each of the different claims on the securities. The inputs necessary for the option-pricing model include LP’s current enterprise value, breakpoints (the various characteristics for each class of equity, including liquidation preferences and priority distributions, in accordance with the limited partnership agreement and the Class P units), term, risk-free rate, and volatility.

See Note 9, Equity-Based Compensation, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions and methodologies we used to determine the estimated fair value of our stock options and Class P units and see Note 7, Preferred Stock, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions and methodologies we used to determine the estimated fair value of our Series B Preferred Stock and Series B-1 Preferred Stock. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, equity-based compensation could be materially different.

Income Taxes

We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors.  We believe that it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences and results of recent operations, will be sufficient to fully recover the deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company would record a valuation allowance.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies—Recently Issued Accounting Pronouncements, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial position and our results of operations.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, our consolidated financial statements and our unaudited interim consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our operations are solely based within the United States and the majority of our sales are within the United States.  We are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

Cash and cash equivalents are held primarily in money market funds and cash deposits. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings incurred pursuant to our New Revolving Facility accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

Foreign Currency Risk

All of our sales and operating expenses are denominated in U.S. dollars, and therefore, our net revenue are not currently subject to foreign currency risk.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

LULU’S FASHION LOUNGE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	70

Financial Statements:

Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021	71

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019	72

Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019	73

Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019	74

Notes to Consolidated Financial Statements	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lulu’s Fashion Lounge Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lulu’s Fashion Lounge Holdings, Inc. and subsidiaries (the "Company") as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations and comprehensive income (loss), redeemable preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended January 2, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 31, 2022

We have served as the Company's auditor since 2017.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	January 2,	January 3,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$11,402	$15,554
Accounts receivable	5,649	3,832
Inventory, net	22,176	16,895
Asset for recovery	3,754	1,104
Income tax refund receivable	748	2,739
Prepaids and other current assets	5,364	2,675
Total current assets	49,093	42,799
Restricted cash	506	505
Property and equipment, net	3,231	3,090
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	2,244	2,290
Other noncurrent assets	4,763	2,453
Total assets	$113,776	$105,076

Liabilities, Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,227	$7,161
Accrued expenses and other current liabilities	21,948	7,533
Returns reserve	9,731	2,895
Stored-value card liability	7,240	4,973
Revolving line of credit	—	8,580
Long-term debt, current portion	—	10,125
Total current liabilities	43,146	41,267
Revolving line of credit	25,000	—
Long-term debt, net of current portion	—	96,856
Other noncurrent liabilities	1,108	2,504
Total liabilities	69,254	140,627
Commitments and Contingencies (Note 6)

Redeemable preferred stock: $0.001 par value, 7,500,001 shares authorized, 7,500,001 shares issued and outstanding and aggregate liquidation preference of $15,000 as of January 3, 2021, no shares authorized, issued or outstanding as of January 2, 2022	—	16,412
Convertible preferred stock: $0.001 par value, 3,129,635 shares authorized, 3,129,634 shares issued and outstanding and aggregate liquidation preference of $240,000 as of January 3, 2021, no shares authorized, issued or outstanding as of January 2, 2022	—	117,038
Stockholders' equity (deficit):
Preferred stock: $0.001 par value, 10,000,000 and no shares authorized as of January 2, 2022 and January 3, 2021, respectively; no shares issued or outstanding as of January 2, 2022 and January 3, 2021	—	—
Common stock: $0.001 par value, 250,000,000 and 21,196,740 shares authorized and 38,421,124 and 17,462,283 shares issued and outstanding as of January 2, 2022 and January 3, 2021, respectively	38	18
Additional paid-in capital	222,080	10,622
Accumulated deficit	(177,596)	(179,641)
Total stockholders' equity (deficit)	44,522	(169,001)
Total liabilities, redeemable preferred stock, convertible preferred stock and stockholders' equity (deficit)	$113,776	$105,076

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Year Ended
	January 2,	January 3,	December 29,
	2022	2021	2019
Net revenue	$375,625	$248,656	$369,622
Cost of revenue	198,893	138,364	208,418
Gross profit	176,732	110,292	161,204
Selling and marketing expenses	66,684	47,812	72,875
General and administrative expenses	87,710	67,155	73,386
Income (loss) from operations	22,338	(4,675)	14,943
Other income (expense), net:
Interest expense	(12,774)	(16,037)	(15,206)
Loss on extinguishment of debt	(1,392)	—	—
Other income, net	85	137	239
Total other expense, net	(14,081)	(15,900)	(14,967)
Income (loss) before (provision) benefit for income taxes	8,257	(20,575)	(24)
Income tax (provision) benefit	(6,212)	1,271	(445)
Net income (loss) and comprehensive income (loss)	2,045	(19,304)	(469)
Deemed dividend to preferred stockholders	(122,962)	(504)	—
Stock dividend issued to LP	(3,451)	—	—
Deemed contribution from redemption of redeemable preferred stock	1,420	—	—
Net loss attributable to common stockholders	$(122,948)	$(19,808)	$(469)
Net loss per share attributable to common stockholders – Basic	$(6.08)	$(1.13)	$(0.03)
Net loss per share attributable to common stockholders – Diluted	$(6.08)	$(1.13)	$(0.03)
Weighted average shares used to compute net loss per share attributable to common stockholders – Basic	20,229,675	17,462,283	17,462,283
Weighted average shares used to compute net loss per share attributable to common stockholders – Diluted	20,229,675	17,462,283	17,462,283

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’

Equity (Deficit)

(in thousands, except share amounts)

	For the Year Ended January 2, 2022
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 30, 2018	—	$—	3,129,634	$117,038	17,462,283	$18	$—	$(159,868)	$(159,850)
Equity-based compensation	—	—	—	—	—	—	2,040	—	2,040
Net loss and comprehensive loss	—	—	—	—	—	—	—	(469)	(469)
Balance as of December 29, 2019	—	—	3,129,634	117,038	17,462,283	18	2,040	(160,337)	(158,279)
Series B redeemable preferred stock issuance, net of issuance costs of $163	7,500,001	16,412	—	—	—	—	(504)	—	(504)
Equity-based compensation	—	—	—	—	—	—	9,086	—	9,086
Net loss and comprehensive loss	—	—	—	—	—	—	—	(19,304)	(19,304)
Balance as of January 3, 2021	7,500,001	16,412	3,129,634	117,038	17,462,283	18	10,622	(179,641)	(169,001)
Series B-1 redeemable preferred stock issuance, net of issuance costs of $23	1,450,000	2,908	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering (IPO), net of underwriting discounts and commissions and issuance costs of $10,016	—	—	—	—	5,750,000	5	81,983	—	81,988
Deemed dividend to convertible preferred stockholders upon the IPO	—	—	—	122,962	—	—	(122,962)	—	(122,962)
Conversion of convertible preferred stock to common stock upon the IPO	—	—	(3,129,634)	(240,000)	15,000,000	15	239,985	—	240,000
Redemption of redeemable preferred stock upon the IPO	(8,950,001)	(19,320)	—	—	—	—	1,420	—	1,420
Stock dividend for issuance of common stock to LP upon the IPO	—	—	—	—	215,702	—	—	—	—
Reclassification of liability-classified CEO award to equity-classified award	—	—	—	—	—	—	2,887	—	2,887
Forfeiture of unvested restricted stock	—	—	—	—	(6,861)	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	8,145	—	8,145
Net income and comprehensive income	—	—	—	—	—	—	—	2,045	2,045
Balance as of January 2, 2022	—	$—	—	$—	38,421,124	$38	$222,080	$(177,596)	$44,522

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	January 2,	January 3,	December 29,
	2022	2021	2019
Cash Flows from Operating Activities
Net income (loss)	$2,045	$(19,304)	$(469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,828	3,216	3,041
Loss on debt extinguishment	1,392	—	—
Amortization of debt discount and debt issuance costs	2,283	2,485	2,045
Interest expense capitalized to principal of long-term debt and revolving line of credit	2,074	1,747	—
Payment of interest capitalized to principal of long-term debt and revolving line of credit	(3,821)	—	—
Equity-based compensation expense	10,338	9,086	2,040
Equity-based compensation expense related to redeemable preferred stock issuance	1,481	8,571	—
Equity-based compensation expense related to CEO special compensation awards	3,326	—	—
Write-off of deferred offering costs	—	1,950	—
Deferred income taxes	(1,663)	(14)	(1,620)
Loss (gain) on disposal of property and equipment	9	(25)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,816)	123	(1,673)
Inventories	(5,281)	9,242	(1,822)
Assets for recovery	(2,650)	2,147	(369)
Income tax (receivable) payable	2,094	(302)	483
Prepaid and other current assets	(2,721)	339	(833)
Accounts payable	(2,895)	(3,702)	5,264
Accrued expenses and other current liabilities	21,263	(9,346)	3,118
Other noncurrent liabilities	(1,390)	(1,357)	2,669
Net cash provided by operating activities	26,896	4,856	11,874
Cash Flows from Investing Activities
Capitalized software development costs	(1,522)	(1,273)	(1,830)
Purchases of property and equipment	(1,447)	(700)	(2,212)
Other	(425)	60	—
Advance to Parent	—	—	(2,406)
Repayments of advance to Parent	—	—	2,406
Net cash used in investing activities	(3,394)	(1,913)	(4,042)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	25,000	5,300	9,000
Repayments on revolving line of credit	(8,580)	(800)	(5,000)
Repayment of long-term debt	(109,608)	(2,531)	(12,656)
Payment of debt issuance costs	(514)	(437)	(875)
Issuance of common stock upon IPO, net of underwriting discounts and commissions and issuance costs	82,546	—	—
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	1,427	7,337	—
Redemption of redeemable preferred stock	(17,900)	—	—
Payment of deferred offering costs	—	—	(2,156)
Advance from LP	—	37	2,003
Repayment of advance from LP	—	(2,040)	—
Other	(24)	(111)	(37)
Net cash provided by (used in) financing activities	(27,653)	6,755	(9,721)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,151)	9,698	(1,889)
Cash, cash equivalents and restricted cash at beginning of year	16,059	6,361	8,250
Cash, cash equivalents and restricted cash at end of year	$11,908	$16,059	$6,361
			(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	January 2,	January 3,	December 29,
	2022	2021	2019
Supplemental Disclosure
Cash paid for income taxes, net of income tax refunds	$6,112	$171	$1,383
Cash paid for interest	$8,555	$12,732	$13,068

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued expenses	$55	$94	$202
Debt issuance costs included in accrued expenses	$—	$917	$—
Deemed dividend to preferred stockholders	$(122,962)	$504	$—
Paid-in-kind interest added to principal balance of long-term debt and revolving line of credit	$2,074	$1,747	$—
Offering costs included in accrued expenses	$542	$—	$—
Deemed contribution from redemption of redeemable preferred stock	$1,420	$—	$—
Conversion of convertible preferred stock to common stock upon the IPO	$240,000	$—	$—
Reclassification of CEO special compensation award from a liability award to an equity award	$2,887	$—	$—
			(Concluded)

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.Description of Business, Organization and Liquidity

Organization and Business

Pursuant to a reorganization, Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, or the “Company”), was formed on August 25, 2017 as a holding company and its primary asset is an indirect membership interest in Lulu’s Fashion Lounge, LLC (“LFL”). Prior to the Company’s initial public offering, the Company was majority-owned by Lulu’s Holdings, L.P. (the “LP”). In connection with the Company’s initial public offering, the LP was liquidated.

LFL was founded in 1996, starting as a vintage boutique in Chico, CA that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of LFL’s outstanding common stock in 2014. The Company, through LFL, is an online retailer of women’s clothing, shoes and accessories based in Chico, CA.

Initial Public Offering

On November 10, 2021, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the Nasdaq Global Market on November 11, 2021. The IPO closed on November 15, 2021, pursuant to which the Company issued and sold 5,750,000 shares of its common stock at a public offering price of $16.00 per share. On November 15, 2021, the Company received net proceeds of approximately $82.0 million from the IPO, after deducting underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million. Immediately prior to the completion of the IPO, the Company filed an amended and restated certificate of incorporation, which authorized a total of 250,000,000 shares of common stock at $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Immediately prior to the completion of the IPO, all shares of the Series A Preferred Stock then outstanding were converted into 15,000,000 shares of common stock. Additionally, 215,702 shares of common stock were issued to the LP immediately prior to the completion of the IPO. All shares of the Series B Preferred Stock and the Series B-1 Preferred Stock were redeemed and extinguished for a total payment of approximately $17.9 million on November 15, 2021.

Impact of COVID-19

The COVID-19 pandemic has had a significant impact on the broader economy and consumer behavior. As a result of these developments, the Company experienced an unfavorable impact on its revenue, results of operations and cash flows in 2020.

The Company may face longer term impacts from COVID-19 due to, among other factors, evolving federal, state and local restrictions and shelter-in-place orders, changes in consumer behavior and health concerns which may impact customer demand, as well as labor shortages, supply chain disruptions and higher shipping costs. The current events and economic conditions are significant in relation to the Company’s ability to fund its business operations. In response to the impact of COVID-19 primarily in 2020, the Company implemented a number of measures to minimize cash outlays, including reducing discretionary marketing and other expenses.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal year ended January 2, 2022 (“2021”) consisted of 52 weeks, the fiscal year ended January 3, 2021 (“2020”) consisted of 53 weeks, and the fiscal year ended December 29, 2019 (“2019”) consisted of 52 weeks.

The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the Securities and Exchange Commission.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related assets for recovery, valuation of redeemable preferred stock, valuation of the LP’s Class P unit equity-based awards, valuation of stock options, valuation of common stock, and income tax valuation allowance. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Segment Reporting

The Company manages its business on the basis of one operating and reportable segment, retail. The Company’s chief operating decision maker is its chief executive officer (“CEO”). All long-lived assets are located in the United States and substantially all revenue is attributable to customers based in the United States. International sales are not significant.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of January 2, 2022 and January 3, 2021, a single wholesale customer represented 24% and 51% respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during 2021, 2020 and 2019.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with original maturities of three months or less when issued as cash equivalents. These consist primarily of time deposit bank accounts and money market accounts. Due to the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

nature of the Company’s cash flow, amounts on deposit in individual banks may exceed the insured amount throughout the period.

Restricted cash represents deposits with a financial institution to serve as collateral for the Company’s corporate credit cards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows (in thousands):

	January 2,	January 3,	December 29,
	2022	2021	2019
Cash and cash equivalents	$11,402	$15,554	$5,857
Restricted cash	506	505	504
Total cash and restricted cash	$11,908	$16,059	$6,361

Accounts Receivable

Accounts receivable consist primarily of receivables from credit card processing agencies and wholesale customers. Based on historical collections from these agencies, no allowance for doubtful accounts was deemed necessary as of January 2, 2022 and January 3, 2021.

Inventory

Inventory consists of finished goods, which are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out method. The cost of inventory consists of merchandise costs and inbound freight costs. Inventory levels are reviewed to identify slow-moving merchandise, and promotions and markdowns are used to clear merchandise. In the period in which the Company determines estimated selling price, less costs to sell, is below cost, or identifies excess, obsolete, or unsalable items, the Company writes its inventory down to its net realizable value.

Property and Equipment, net

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 8 years. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, their cost and related accumulated depreciation are removed from the balance sheet with any resulting gain or loss reflected in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Goodwill and Tradename

Goodwill is stated at the excess of the acquisition price over the fair value of net assets acquired in a purchase acquisition and is not amortized. Goodwill arose from the LP’s purchase of 100% of the outstanding common stock of LFL on July 25, 2014 and the Company has one reporting unit. The Company’s tradename is an indefinite-lived intangible asset and is not amortized. The Company reviews its goodwill and tradename for impairment at least annually (on the first day of the fourth quarter) or more frequently whenever events or changes in circumstances indicate that the carrying amount may be impaired.

When testing goodwill for impairment, the Company first performs an assessment of qualitative factors (“Step 0 Test”). The qualitative assessment includes assessing the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. These events and circumstances include macroeconomic conditions, industry

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. The Company also considers recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit. The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. As a result, there was no goodwill impairment during 2021, 2020 and 2019. There was no accumulated impairment of goodwill as of January 2, 2022 and January 3, 2021.

When testing the tradename for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the tradename is less than its carrying amount, the Company tests the tradename for impairment at the asset level. The Company determines the fair value of the tradename and compares it to the carrying value. If the carrying value of the tradename exceeds the fair value, the Company recognizes an impairment loss in an amount equal to the excess. The Company performed the qualitative assessment of its tradename and determined that it is more likely than not that the fair value of the tradename exceeds the carrying value of the reporting unit. There were no additions to, disposals of, or impairments of the tradename during 2021, 2020 and 2019, There was no accumulated impairment of the tradename as of January 2, 2022 and January 3, 2021.

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a 3-year period. The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Costs related to design or maintenance are expensed as incurred. Intangible asset amortization expense was $1.6 million, $1.7 million and $1.6 million during 2021, 2020 and 2019, respectively.

Intangible assets are amortized on a straight-line basis over the estimated useful life of the assets. The Company reviews intangible assets for impairment under the long-lived asset model described below. No impairment of intangible assets was recorded during the years presented.

Long-Lived Asset Impairment

The Company evaluates long-lived assets for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that projected undiscounted future net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its estimated fair value. There was no impairment recorded during the years presented.

Deferred Offering Costs

Deferred offering costs consist of expenses incurred in connection with an equity offering, including legal, accounting, printing, and other IPO-related costs. Deferred offering costs are written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) upon the termination or significant delay of a planned equity offering. During 2020, approximately $2.0 million of deferred offering costs from an offering that was postponed were written off to general and administrative expenses in the Company’s consolidated statements of operations and

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

comprehensive income (loss). There were no deferred offering costs related to the IPO capitalized in the consolidated balance sheets as of January 2, 2022 and January 3, 2021.

Revenue Recognition

The Company generates revenue primarily from the sale of merchandise products directly to end customers. The sale of products is a distinct performance obligation, and revenue is recognized at a point in time when control of the promised product is transferred to customers, which the Company determined occurs upon shipment based on its evaluation of the related shipping terms. Revenue is recognized in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for those products. The Company’s payment terms are typically at the time of order processing and shipment.

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

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns is included in the returns reserve on its consolidated balance sheets and represents the expected value of the refund that will be due to the Company’s customers. The Company also has a corresponding asset for recovery that represents the expected net realizable value of the merchandise inventory to be returned.

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during 2021, 2020 and 2019 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the significant changes in the contract liabilities balances during 2021, 2020 and 2019 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 30, 2018	$652	$3,033
Revenue recognized that was included in contract liability balance at the beginning of the period	(652)	(1,907)
Increase due to cash received, excluding amounts recognized as revenue during the period	547	3,479
Balance as of December 29, 2019	547	4,605
Revenue recognized that was included in contract liability balance at the beginning of the period	(547)	(2,094)
Increase due to cash received, excluding amounts recognized as revenue during the period	792	2,462
Balance as of January 3, 2021	792	4,973
Revenue recognized that was included in contract liability balance at the beginning of the period	(792)	(1,471)
Increase due to cash received, excluding amounts recognized as revenue during the period	145	3,738
Balance as of January 2, 2022	$145	$7,240

Cost of Revenue

Cost of revenue consists of the product costs of merchandise sold to customers; shipping and handling costs including all inbound, outbound, and return shipping expenses; rent, insurance, business property tax, utilities, depreciation and amortization, and repairs and maintenance related to the Company’s distribution facilities; and charges related to inventory shrinkage, damages and the allowance for excess or obsolete inventory.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and benefits costs, including equity-based compensation for the Company’s employees involved in general corporate functions including finance, merchandising, marketing, and technology, as well as costs associated with the use by these functions of facilities and equipment, including depreciation and amortization, rent and other occupancy expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of customer service, payment processing fees, advertising, targeted online performance marketing and search engine optimization costs. Selling and marketing expenses also include spend on brand marketing channels, including cash and free clothing compensation to influencers, events and other forms of online and offline marketing related to growing and retaining the customer base. Advertising costs included in selling and marketing expenses were $53.6 million, $38.1 million and $60.5 million in 2021, 2020 and 2019, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Equity-Based Compensation

Stock Options

The Company grants stock-based awards to certain employees, officers, directors, and other nonemployee service providers. The Company accounts for equity-based compensation expense by calculating the estimated fair value of each award at the grant date or modification date. The fair value of grants of restricted stock is based on the fair value of the common stock underlying the award on the grant date. For stock option awards, the Company applies the Black-Scholes option pricing model to determine the fair value. The model utilizes the estimated per share fair value of the Company’s underlying common stock at the grant date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock. Equity-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee is required to provide service in exchange for the award, which is generally the vesting period. The Company classifies equity-based compensation expense as general and administrative expense in the Company’s consolidated statements of operations and comprehensive income (loss).

The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The Company has elected to use the “simplified method” to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has insufficient history upon which to base an assumption about the term; the Company believes the simplified method approximates a term if it were to be based on expected life. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock. The Company recognizes forfeitures as they occur.

Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Class P units

Certain of the Company’s employees participated in an equity incentive program (consisting of Class P units) offered by the LP. The LP’s Class P units were available to be issued as incentive compensation to employees, officers, directors, and other nonemployee service providers or consultants of the Company. Through mid-2020, the Company had concluded that the LP’s Class P units were not a substantive class of equity and any associated pre-vesting distributions allocated to the LP’s Class P units have been recorded as equity-based compensation under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 710, Compensation – General (“ASC 710”), once the contingent payment becomes probable of payment, which is upon vesting of the Class P units. During mid-2020, all outstanding Class P units were modified to update forfeiture terms related to employment requirements and vesting conditions were added to some of the Class P units. Due to the modifications to the employment requirements, the Company concluded that the Class P units are a substantive class of equity to be accounted for under FASB ASC Topic No. 718, Compensation – Stock Compensation (“ASC 718”) and that the associated pre-vesting distributions related to outstanding Class P units for five employees are a separate award that are accounted for under ASC 710. With the completion of the Company’s IPO, the LP was liquidated, and the unvested Class P units were converted into shares of the Company’s restricted stock with the same underlying terms, and vested Class P units were converted into shares of the Company’s common stock. Equity-based compensation related to the Class P unit awards, restricted stock and any pre-vesting distributions are recognized as general and administrative expense in the Company’s consolidated statements of operations and comprehensive income (loss).

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Certain of the outstanding Class P units were modified in 2020 to vest upon the satisfaction of both a service condition (satisfied over two years) and a performance condition. When the performance-based vesting condition becomes probable, which is upon the completion of a qualifying distribution event, the Company will immediately record cumulative stock-based compensation expense using the accelerated attribution method for the awards that have met the service-based vesting condition. With the completion of the Company’s IPO, the performance condition was met, and the Company recognized cumulative stock-based compensation expense for the awards that had also met the service-based vesting condition.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled.

The Company believes that it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences and results of recent operations, will be sufficient to fully recover the deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company would record a valuation allowance.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits, if any, as income tax expense.

Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities as the application of the if converted method is not more dilutive. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company considers its redeemable preferred stock and convertible preferred stock to be participating securities. In accordance with the two-class method, net income (loss) is adjusted for earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders. The redeemable preferred stock and convertible preferred stock contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in the Company’s losses. As such, where applicable, net losses were not allocated to these securities.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Basic net loss per share attributable to common stockholders is computed using net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders represents net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding. Basic and diluted net loss per common share attributable to common stockholders are the same for each period presented since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the fiscal years presented because including them would have been anti-dilutive (on an as-converted basis):

	January 2, 2022	January 3, 2021	December 29, 2019
Series A convertible preferred stock	—	3,129,634	3,129,634
Stock options	322,793	—	—
Unvested restricted stock	381,612	—	—
CEO award share settlement	417,828	—	—
Total	1,122,233	3,129,634	3,129,634

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

The issuance date fair value of the redeemable preferred stock shares purchased by entities related to current employees, board members, and service providers was higher than the consideration paid and such excess was recorded as equity-based compensation. The excess of the fair value over consideration paid for redeemable preferred stock shares purchased by an existing convertible preferred stockholder was accounted for as a deemed dividend and recorded in additional paid-in capital.

Comprehensive Income (loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) other than the net income (loss) incurred from operations. Thus, comprehensive income (loss) is the same as net income (loss) for the periods presented.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other - Internal-use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The update effectively aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, including interim periods within fiscal years beginning after December 15, 2021. The Company adopted this standard on January 4, 2021 using the prospective transition method. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU. 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a right-of-use asset and lease liability on their consolidated balance sheets for all leases with a term longer than 12 months. The guidance, as amended, is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company anticipates implementing the standard by taking advantage of the alternative transition method and will apply the transition approach as of the beginning of the period of adoption and will not be restating comparative periods. The Company also plans to apply other practical expedients provided by the standard. The Company has begun an implementation plan, including the identification of its lease population and the implementation of changes to existing processes that will be required to implement the new lease standard. The Company is still finalizing its determination of the interest rate and estimates it will record right-of-use assets and operating lease liabilities between approximately $33.5 million and approximately $37.5 million in the consolidated balance sheet. Adoption of the standard did not have a material impact on its consolidated statements of operations and comprehensive income (loss) or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. The guidance is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal periods beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has evaluated the impact of adopting this guidance and it is not expected to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Accounting, which, as amended, provides optional guidance for a limited period of time to ease the potential burden in accounting for (or reorganizing the effects of) reference rate reform on financial reporting. This standard can be adopted immediately, however, the guidance will only be available until December 31,

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

2022. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

3.Fair Value Measurements

The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes three levels of the fair value hierarchy as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, revolving line of credit and long-term debt. As of January 2, 2022 and January 3, 2021, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s new revolving facility that provides for borrowings up to $50.0 million (the “New Revolving Facility” — see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	January 2,	January 3,
	2022	2021
Leasehold improvements	$3,502	$3,647
Equipment	3,278	2,595
Furniture and fixtures	2,123	1,849
Construction in progress	107	28
Total property and equipment	9,010	8,119
Less: accumulated depreciation and amortization	(5,779)	(5,029)
Property and equipment, net	$3,231	$3,090

Depreciation of property and equipment was $1.3 million, $1.5 million and $1.4 million for 2021, 2020 and 2019, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 2,	January 3,
	2022	2021
Accrued compensation and benefits	$8,136	$2,932
Accrued pre-vesting distributions payable to former Class P unit holders	2,648	—
Accrued debt amendment fees	—	917
Accrued marketing	3,621	495
Accrued inventory	2,928	90
Other	4,615	3,099
Accrued expenses and other current liabilities	$21,948	$7,533

The Company reclassified accrued interest to other and reclassified accrued inventory from other as of January 3, 2021 to conform to the current period presentation.

5.Debt

New Revolving Facility

During November 2021, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”) to provide the New Revolving Facility that provides for borrowings up to $50.0 million. During the term of the Credit Agreement, the Company can increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million. As of January 2, 2022, the Company had drawn $25.0 million under the New Revolving Facility and utilized $0.25 million under the letter of credit (the “Letter of Credit”).

The New Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of January 2, 2022, the Company had $25 million outstanding and $25 million available for borrowing under the New Revolving Facility and $7.25 million available to issue letters of credit.

All borrowings under the Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility, taking into account the sum of outstanding borrowings and letter of credit obligations. As of January 2, 2022, the interest rate for the New Revolving Facility was 1.92% and during 2021, the effective interest rate for the New Revolving Facility was 2.5%.

Amounts borrowed under the Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of January 2, 2022, management has determined that the Company was in compliance with all financial covenants.

Term Loan

In August 2017, the Company entered into a term loan with a principal amount of $135.0 million (the “Term Loan”) and a revolving credit facility of $10.0 million (the “Revolving Facility”) with certain financial institutions for which Credit Suisse acted as an administrative agent (the “Credit Facility”).

During June 2020, the Company entered into a waiver and fifth amendment to the Credit Facility (“Fifth Amendment”). For the Fifth Amendment, the Company incurred an amendment fee and other costs totaling $1.4 million that were treated as a debt issuance cost and will be amortized over the remaining term. There was no gain or loss arising from the Fifth Amendment as it was considered to be a debt modification. As of January 3, 2021, $0.9 million of the amendment fee was unpaid and included within accrued expenses and other current liabilities.

During April 2021, the Company entered into the sixth amendment to the Credit Facility (“Sixth Amendment”), which: 1) Amended the minimum liquidity covenant from $2.5 million to $10.0 million, 2) Extended the due date for the 2020 audited consolidated financial statements to September 30, 2021, and 3) Upon receipt of proceeds from an IPO, Special Purpose Acquisition Company transaction, or other liquidity transaction that involves the equity of Lulu’s or its affiliates, the Company is required to pay off the outstanding obligations under the Credit Facility before any proceeds are utilized by the Company. There was no gain or loss arising from the Sixth Amendment as it was considered to be a debt modification.

During November 2021, the Company utilized the proceeds from the IPO and the New Revolving Facility to repay the $105.8 million of outstanding principal and $1.4 million of accrued interest related to the Term Loan. The Credit Facility was terminated on November 15, 2021 and no prepayment penalties were incurred. With the repayment of the Credit Facility, the Company recognized a loss on debt extinguishment of $1.4 million, comprised of the write-off of $2.3 million in unamortized debt issuance costs and debt discounts, net of forgiveness of accrued debt amendment fees of $0.9 million in accordance with the Fifth Amendment.

The effective interest rate on the Term Loan was 15.3%, 13.3% and 12.2% for 2021, 2020 and 2019, respectively.

Revolving Facility

Outstanding amounts under the Revolving Facility bore interest at variable rates with a minimum of 7.00%. The Revolving Facility was amended with the Fifth Amendment, but there was no change to the commitment or the maturity date. As of January 3, 2021, there was $8.6 million outstanding under the Revolving Facility, which was repaid in March 2021.  The Revolving Facility was terminated on November 15, 2021. The effective interest rate for the Revolving Facility was 11.6%, 10.4% and 10.3% for 2021, 2020 and 2019, respectively.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the consolidated statements of operations and comprehensive loss. Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the New Revolving Facility and the Revolving Facility, which are included in other non-current assets in the consolidated balance sheets. As of January 2, 2022 and January 3, 2021, unamortized debt issuance costs recorded within other non-current assets were $0.4 million and $0.1 million, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company’s outstanding debt under the Term Loan consisted of the following (in thousands):

	January 2,	January 3,
	2022	2021
Principal amount of Term Loan	$—	$111,354
Less: Unamortized discount and debt issuance costs	—	(4,373)
Total carrying value of long-term debt	—	106,981
Less: Current portion of long-term debt	—	(10,125)
Long-term debt, net of current portion	$—	$96,856

Future minimum payments of principal on the Company’s outstanding debt were as follows (in thousands):

Fiscal Year Ending	Amounts
2022	$—
2023	—
2024	25,000
Total principal amount	$25,000

6.Commitments and Contingencies

Operating Leases

As of January 2, 2022, the Company had non-cancelable operating leases for its corporate offices and distribution facilities at various dates through 2029, some of which have renewal provisions. Rental expense classified within general and administrative expenses in the consolidated statements of operations and comprehensive loss totaled $3.3 million, $3.1 million and $3.0 million in 2021, 2020 and 2019, respectively.

On September 24, 2021, the Company entered into a new lease agreement for a master fulfillment system for lease payments of approximately $0.9 million per year or $3.7 million over the lease term (such amounts are not included in the future minimum lease payments schedule below). The lease will commence in early 2022 with a lease term of four years.

On September 3, 2021, the Company entered into a new lease agreement for a new distribution facility for approximately $0.2 million per month or $15.7 million over the lease term. The lease commenced on December 1, 2021 with a lease term of 7.2 years and there is a security deposit of $0.4 million, included in other noncurrent assets on the consolidated balance sheets as of January 2, 2022.

Future minimum lease payments under non-cancelable operating leases as of January 2, 2022 were as follows (in thousands):

Fiscal Year ending:	Amounts
2022	$4,899
2023	4,263
2024	3,879
2025	4,017
2026	2,427
Thereafter	5,037
Total	$24,522

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Litigation and Other

From time to time, the Company may be a party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded that it was not probable that it had incurred a material loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any contingencies.

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s consolidated financial statements. As of January 2, 2022 and January 3, 2021, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the consolidated financial statements as a result of these provisions.

7.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of January 2, 2022, no shares of preferred stock were issued and outstanding.

The Company had outstanding redeemable preferred stock and convertible preferred stock (collectively, the “Preferred Stock”) on January 3, 2021 as follows (in thousands, except share and per share amounts):

	January 3, 2021
		Shares	Issuance	Net
	Shares	Issued and	Price Per	Carrying	Liquidation
	Authorized	Outstanding	Share	Value	Preference
Convertible Preferred Stock (Series A)	3,129,635	3,129,634	$38.34	$117,038	$240,000
Redeemable Preferred Stock (Series B and B-1)	7,500,001	7,500,001	1.00	16,412	15,000
Total	10,629,636	10,629,635		$133,450	$255,000

In connection with the Company’s IPO, all convertible preferred stock has been converted to the Company’s common stock. The Company’s convertible preferred stock contained a down round provision that if preferred stock or common stock without consideration or for a consideration per share less than the conversion price for the Series A Preferred Stock of $38.34 per share was issued, then the Series A preferred stock conversion price would be automatically adjusted. As a result of issuing common stock at $16.00 per share in connection with the IPO, the down round feature within the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

convertible preferred stock was triggered and resulted in the Company issuing additional common stock of 11,870,366 shares. The Company recorded a deemed dividend of $123.0 million in additional paid-in capital related to the conversion of the convertible preferred stock that represented the difference between the liquidation amount of $240.0 million and the carrying value of $117.0 million.  In connection with the Company’s IPO, all redeemable preferred stock was redeemed for $17.9 million and extinguished. The difference between the liquidation amount of $17.9 million and the carrying value of $19.3 million was recorded as a deemed contribution of $1.4 million in additional paid-in capital.

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

In connection with the sale of the Series B-1 Preferred Stock, the Company filed an amended and restated certificate of incorporation which authorized the issuance of up to 2,500,000 shares of Series B-1 Preferred Stock with the same rights, preferences and privileges of the Series B Preferred Stock and increased the authorized shares of common stock to 24,000,000.

The fair value of the Series B Preferred Stock and Series B-1 Preferred Stock was estimated using a two-step process. First, the Company’s enterprise value was established using generally accepted valuation methodologies, including discounted cash flow analysis and comparable public company analysis. Second, the Company’s enterprise value was allocated among the various classes of outstanding securities using the Black-Scholes option-pricing method. The option-pricing method treats all levels of the capital structure as call options on the enterprise’s value, with the exercise price based on the “breakpoints” between each of the different claims on the securities. The inputs necessary for the Series B Preferred Stock option-pricing model include the Company’s then-current enterprise value, breakpoints (the various characteristics for each class of equity, including liquidation preferences and priority distributions), time to liquidity of 3 years, risk-free rate of 0.21%, and volatility of 72.0%.The inputs necessary for the Series B-1 Preferred Stock option-pricing model include the Company’s then-current enterprise value, breakpoints (the various characteristics for each class

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

of equity, including liquidation preferences and priority distributions), time to liquidity ranging from 0.5 to 1.5 years depending on the scenario, risk-free rate of 0.11%, and volatility of 78.0%.

8.Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation the Company is authorized to issue 250,000,000 shares of common stock with a $0.001 par value. As of January 2, 2022 and January 3, 2021, there were 38,421,124 and 17,462,283 shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. No dividends have been declared to date.

The IPO closed on November 15, 2021, pursuant to which the Company issued and sold 5,750,000 shares of its common stock at a public offering price of $16.00 per share. The Company received net proceeds of $82.0 million, after deducting underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million. In connection with the IPO, all outstanding shares of convertible preferred stock were converted into 15,000,000 shares of common stock.  Immediately prior to the completion of the Company’s IPO, 215,702 shares of common stock were issued to the LP. The Company concluded that these additional 215,702 shares are considered stock dividends of $3.5 million based on the Company’s IPO price of $16.00 per share during 2021. The 215,702 shares were subsequently distributed to the LP’s unit holders, which included current and prior employees (Class P unit holders), board members, and service providers upon the liquidation of the LP on November 15, 2021.

As of January 2, 2022, the Company has reserved 322,793 shares of common stock for issuance upon the exercise of stock options, 417,828 shares of common stock to settle the CEO Special Compensation Awards in March 2022 and March 2023, and 4,462,803 shares of common stock for future issuance under the equity plans described in Note 9, Equity-Based Compensation.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

9.Equity-Based Compensation

Omnibus Equity Plan and Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company adopted the Omnibus Equity Plan (the “Omnibus Equity Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”).

Under the Omnibus Equity Plan, incentive awards may be granted to employees, directors, and consultants of the Company. The Company initially reserved 3,719,000 shares of common stock for future issuance under the Omnibus Equity Plan, including any shares subject to awards under the 2021 Equity Incentive Plan (the “2021 Equity Plan”) that are forfeited or lapse unexercised. The number of shares reserved for issuance under the Omnibus Equity Plan will automatically increase on the first day of each fiscal year, starting in 2022 and continuing through 2031, by a number of shares equal to (a) 4% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding year or (b) such smaller number of shares as determined by the Company’s board of directors. Under the Omnibus Equity Plan, the Company had 3,719,000 shares available for grant as of January 2, 2022. The Company’s board of directors administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The board of directors may or may not issue the full number of shares that are reserved for issuance. Options generally vest over four years and are subject to the employee’s continued employment with us. Options granted to consultants or other nonemployees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. The Company issues new shares to satisfy stock option exercises.

Under the ESPP, certain Company employees may purchase shares of the Company’s common stock at a 15% discount in future offerings. The Company initially reserved 743,803 shares of common stock for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2022 and ending in 2031, by a number of shares equal to (a) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding year or (b) such smaller number of shares as determined by the Company’s board of directors.  The ESPP has not been started nor have any shares been issued under the plan.

2021 Equity Plan

During April 2021, the Company’s board of directors adopted the 2021 Equity Plan. The 2021 Equity Plan provides for the issuance of incentive stock options, restricted stock, restricted stock units and other stock-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan is 925,000 shares. The Company’s board of directors administers the 2021 Equity Plan. The options outstanding under the 2021 Equity Plan expire ten years from the date of grant. The Company issues new common shares to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

CEO Stock Options and Special Compensation Awards

During April 2021, the Company entered into an Employment Agreement (“Employment Agreement”) with the CEO and granted stock options to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO. Upon completion of the IPO, 137,567 stock options with service conditions and 23,830 stock options with both service and performance vesting conditions were accelerated.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Under the Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the CEO will receive two bonuses which will be settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses are subject to the guidance within ASC 718 and, were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification and $2.9 million was reclassified from accrued expenses and other current liabilities and other noncurrent liabilities to additional paid-in capital. The Company records the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. During the fiscal year ended January 2, 2022, the Company recognized equity-based compensation related to the two bonuses of $3.3 million. Upon the completion of the service by the CEO, the Company will issue 208,914 fully-vested shares on March 31, 2022 and 208,914 fully-vested shares on March 31, 2023.

Stock Options

A summary of stock option activity for 2021 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 3, 2021	—	$—
Granted	322,793	11.35
Outstanding as of January 2, 2022	322,793	$11.35	9.29	$—
Exercisable as of January 2, 2022	161,397	$11.35	9.29	$—
Vested and expected to vest as of January 2, 2022	322,793	$11.35	9.29	$—

The weighted-average grant-date fair value of options granted during 2021 was $16.44.

The following table presents the range of assumptions used to estimate the fair value of options granted during the periods presented:

January 2,
2022
Fair value of common stock	$25.86
Expected term (in years)	6.48
Expected volatility	50.62%
Risk-free rate	1.17%
Dividend yield	0%

Fair Value of Common Stock – Given the absence of a public market prior to the IPO, the board of directors, with the assistance of a third-party valuation specialist, determined the fair value of the Company’s common stock at the time of the grant of stock options by considering a number of objective and subjective factors, including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly-traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event and transactions involving the Company’s common stock, among other factors. The fair value of the underlying common stock was determined by the board of directors. The Company has not granted any stock options subsequent to the IPO during 2021.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield in effect at the time the options are granted for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the option.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

During 2021, equity-based compensation expense of $3.2 million was recorded to general and administrative expense related to the stock options, which included equity-based compensation of $2.1 million recorded for stock options with service conditions only and $0.5 million recorded for stock options with both service and performance conditions as a result of accelerated vesting upon the completion of the IPO. As of January 2, 2022, total unrecognized compensation cost related to unvested stock options was $2.6 million, which is expected to be recognized over a weighted average remaining service period of 2.24 years.

Class P Units

During the second and third quarters of 2020, all outstanding Class P units totaling 1,858,210 were modified ($7.22 weighted average modification date fair value per unit) to include a provision that if the employment with or service to the Company is terminated, then all outstanding Class P units that have satisfied the service-based vesting requirements will remain outstanding. 384,522 of the outstanding Class P units were also modified to include both a service condition and a performance condition. The performance-based vesting condition is satisfied upon the occurrence of a qualifying distribution event, which is generally defined as an issuance of a distribution to the LP’s partners, and which was satisfied upon completion of the IPO. As of the modification dates, the Company measured the fair value of all modified Class P units. During the fourth quarter of 2020, the LP granted an additional 1,094,861 Class P units which vest monthly over four years from the grant date and only include a service condition ($4.54 weighted average grant date fair value per unit).

During October 2021, the LP modified the vesting schedule related to 763,178 outstanding Class P units for two senior executives to accelerate vesting if the two senior executives perform service after the completion of the IPO over the subsequent 12-month period. The Company concluded that the amendment to the Class P units was a modification under ASC 718 and there was no incremental equity-based compensation expense to recognize. With the completion of the Company’s IPO, the remaining unrecognized expense associated with the restricted stock, received in exchange at the IPO for the modified Class P units, is being recognized over the subsequent 12-month period through November 2022.

The Company recorded equity-based compensation expense of $1.9 million and $8.8 million ($8.4 million upon modification) during 2021 and 2020, respectively, related to the outstanding and vested service-based Class P units and after the conversion to restricted stock discussed below.

Pre-Vesting Distributions

With the completion of the IPO, the performance condition for pre-vesting distributions related to the Class P units was met and the Company recognized a cumulative catch-up to equity-based compensation of $2.6 million during 2021, and $2.6 million payable to the former Class P unit holders is included in accrued expenses and other current liabilities as of January 2, 2022. As of January 2, 2022, unrecognized pre-vesting distributions of $0.2 million will be recognized over a weighted average period of 1.0 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the rollforward of unvested Class P units in 2021:

		Weighted-
	Unvested Class	Average Fair
	P units	Value per Unit
Balance at January 3, 2021	1,729,938	$5.33
Units vested	(559,499)	6.06
Units forfeited	(58,184)	8.45
Units converted to unvested restricted stock of the Company upon LP liquidation	(1,112,255)	4.79

Balance at January 2, 2022	—	$—

The total fair value of Class P units vested during 2021 was $3.4 million.

Restricted Stock

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. As of January 2, 2022, the unrecognized equity-based compensation expense for all restricted stock with a service condition is $4.0 million and will be recognized over a weighted-average period of 1.76 years.

With the completion of the IPO, there were 502,322 shares of restricted stock outstanding that had met the performance-based vesting condition. During 2021, the Company recognized a cumulative catch-up of $2.6 million for restricted stock that had met both the service and performance vesting conditions. As of January 2, 2022, the unrecognized equity-based compensation expense for all restricted stock with both a service and performance condition is $0.3 million and will be recognized over a weighted-average period of 1.00 years.

The following table summarizes the rollforward of unvested restricted stock in 2021:

		Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 3, 2021	—	$—
Converted from Class P units of the Company upon LP liquidation	427,799	5.44
Restricted stock granted	—	—
Restricted stock vested	(39,326)	5.85
Restricted stock forfeited	(6,861)	5.99

Balance at January 2, 2022	381,612	$5.39

The total fair value of restricted stock vested during 2021 was $0.2 million.

There was no income tax benefit recognized related to equity-based compensation expense in 2021, 2020 or 2019.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

10.Income Taxes

All of the Company’s income (loss) before income taxes is from the United States. The following table presents the components of the income tax (provision) benefit (in thousands):

	January 2,	January 3,
	2022	2021
Current:
Federal	$(5,919)	$900
State	(1,956)	357
Total current (provision) benefit	(7,875)	1,257
Deferred:
Federal	1,341	(220)
State	322	234
Total deferred benefit	1,663	14
Income tax (provision) benefit	$(6,212)	$1,271

The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate:

	January 2,	January 3,
	2022	2021
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	16.3	0.9
Non-deductible equity-based compensation expense	36.0	(18.0)
Tax credits	—	0.4
Change in uncertain tax position	(0.9)	1.5
Prior year adjustments	2.3	0.2
Other	0.5	0.2
Effective tax rate	75.2%	6.2%

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes, and (b) operating losses and tax credit carryforwards.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	January 2,	January 3,
	2022	2021
Deferred tax assets:
Accruals and allowances	$2,888	$1,263
Interest disallowance	3,456	4,005
Inventory capitalization and other adjustments	849	585
Deferred revenue	1,142	1,053
Equity-based compensation	531	—
Net operating losses and tax credit carryforwards	488	658
Other	423	47
Gross deferred tax assets	9,777	7,611
Deferred tax liabilities:
Depreciation and amortization	(6,856)	(6,150)
Other	—	(202)
Gross deferred tax liabilities	(6,856)	(6,352)
Net deferred tax assets	$2,921	$1,259

Net deferred tax assets are included in other noncurrent assets on the consolidated balance sheets as of January 2, 2022 and January 3, 2021. Certain of the prior year deferred tax asset balances have been reclassified to conform to the current year presentation. Returns reserve accrual and accrued expenses were combined into accruals and allowances, UNICAP and amounts from other were combined into inventory capitalization and other adjustments, tax credit carryforwards and net operating losses were combined into one line.item.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses the realization is “more likely than not.” Realization of the future tax benefit is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. We have not provided a valuation allowance on our federal and state deferred tax assets as we have determined that it its more-likely-than-not that they are realizable based upon the available positive evidence such as cumulative taxable income and estimated future taxable income.

As of January 2, 2022, the Company had state net operating loss carryforwards of $5.7 million, which may be available to reduce future taxable income. The state net operating loss carryforwards will expire, if not utilized, beginning in 2039. As of January 2, 2022, the Company also had state tax credit carryforwards of $0.1 million, which will expire, if not utilized, beginning in 2026.  Lastly, the Company currently has $15.5 million of a federal disallowed interest expense carryforward under Section 163(j) of the Internal Revenue Code, which can be carried forward indefinitely.

Utilization of our net operating loss carryforwards, interest expense carryforwards, and tax credits may be subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards or interest expense carryforwards and tax credits that can be utilized annually to offset future taxable income and tax, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States, which includes several significant provisions for corporations, including a payment deferral of employer payroll taxes. The Company elected to defer the payment of employer payroll taxes in 2020. The deferred payroll taxes of $0.5 million and $0.5 million are included within accrued expenses and other current liabilities as of January 2, 2022 and January 3, 2021, respectively, and $0.6 million is included in other noncurrent liabilities as of January 3, 2021. The Company repaid $0.5 million during 2021 and must repay the remaining deferred payroll taxes by December 31, 2022.

As of January 2, 2022 and January 3, 2021, the Company’s uncertain tax positions and related accrued interest and penalties were not material. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the financial statements as a component of income tax expense. The Company does not anticipate that the uncertain tax positions balance as of January 2, 2022 will change significantly over the next 12 months.

The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2018.

11.Related Party Transactions

Transactions with the LP

Certain of the Company’s transactions with the LP are classified as a component within additional paid-in capital in the consolidated statements of stockholders’ deficit as there are no defined payments or other terms associated with these transactions. Such transactions included equity-based compensation related to outstanding Class P units of $4.5 million during 2021 and $9.1 million during 2020. During 2019, the Company recorded equity-based compensation of $2.0 million related to pre-vesting distributions. With the completion of the IPO, the performance condition for pre-vesting distributions related to the Class P units was met and the Company recognized a cumulative catch-up to general and administrative expenses of $2.6 million during 2021 and $2.6 million payable to the Class P unit holders is included in accrued expense and other current liabilities as of January 2, 2022.

Immediately prior to the completion of the IPO, 215,702 shares of common stock were issued to the LP as a stock dividend for $3.5 million based on the Company’s IPO price of $16.00 per share during 2021.

Series B Redeemable Preferred Stock Issuance

The Series B Preferred Stock shares purchased by entities related to current employees, board members, and service providers were recorded at fair value and the excess of the fair value of $2.21 per share over the consideration paid of $1.00 per share was recorded as equity-based compensation of $8.6 million in 2020. The Series B Preferred Stock shares purchased by an existing Series A stockholder was recorded at fair value and excess of the fair value of $2.21 per share over the consideration paid of $1.00 per share was recorded as a deemed dividend of $0.5 million in additional paid-in capital in 2020.

Series B-1 Redeemable Preferred Stock Issuance

The Series B-1 Preferred Stock shares purchased by current executives were recorded at fair value and the excess of the fair value of $2.02 per share over the consideration paid of $1.00 per share was recorded as equity-based compensation of $1.5 million in 2021.

Advance to/from the LP

An additional $37,000 was advanced to the Company from the LP during 2020. During 2020, the Company repaid

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

the $2.0 million of advances from the LP plus accrued interest of $0.1 million, and such repayment was used by the LP to pay accrued Class P unit distributions to certain current employees of the Company.

Management & Consulting Fees

The Company has accrued for management and consulting fees to H.I.G. Capital, LLC (“H.I.G.”, the LP’s ultimate parent), Institutional Venture Partners (Series A Preferred Stockholder), and certain board members. Expenses for such services were $0.4 million to H.I.G and $0.3 million to other related parties during 2021, $0.5 million to H.I.G and $0.2 million to other related parties during 2020 and were $0.6 million to H.I.G. and $0.2 million to other related parties during 2019. There were $0.2 million of accrued liabilities and $0.8 million of accounts payable related to these services as of January 3, 2021. All outstanding management fees were settled at the time of our IPO and the management and consulting agreements were terminated upon the IPO.

Significant Shareholder Relationships

The Company identified three shareholders with aggregate ownership interest in the Company greater than 10%. The Company reviewed the respective investment portfolio holdings of these shareholders and identified investments in other entities that the Company engages in business with. All of these business relationships were obtained without the support of these shareholders, and as such, are believed to be at terms comparable to those that would be obtained through arm’s length dealings with unrelated third parties.

Operating Leases

Until June 2021, the Company leased operations and warehouse spaces from a limited partner of the LP and a Series B Preferred Stockholder of the Company. After June 2021, the Company continued to lease a retail space from this limited partner and Series B Preferred Stockholder.  Following the liquidation of the LP and the redemption of the Series B Preferred Stock in November 2021, the Company leased this retail space from the same party, who remains related as a common stockholder of the Company. Total rent expense to the related party was $0.1 million, $0.1 million and $0.1 million during 2021, 2020 and 2019, respectively.

12.Defined Contribution Plans

The Company sponsors a participant-directed 401(k) profit sharing plan for employees who have been working at the Company for at least three months and are at least 18 years of age. Participants may make wage-deferred contributions up to the maximum allowed by law. The Company matches 100% of each participating employee’s deferral up to a maximum of 4% of eligible compensation. The Company may make additional discretionary matching contributions up to 6% of eligible compensation. The Company made matching contributions of $0.9 million, $0.7 million and $0.7 million during 2021, 2020 and 2019, respectively.

13.Subsequent Events

On January 4, 2022, the Company granted 1,620,170 restricted stock units (RSUs) to certain executives and employees which vest quarterly over two years through December 31, 2023.  On January 4, 2022, 25,874 fully vested RSUs were granted to the CEO, which cannot be sold until one year after the date of our IPO. The approximate amount of total stock-based compensation expense associated with these RSUs is $16.3 million.

On March 29, 2022, the Company paid $10.0 million on its New Revolving Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We have adopted a written code of ethics, entitled “Code of Business Conduct and Ethics,” that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of ethics free of charge through our investor relations website, which is located at https://investors.lulus.com. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K.  The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	The consolidated financial statements are filed as part of this Annual Report on Form 10-K under, Part II, “Item 8. Financial Statements and Supplementary Data.”
(2)	The financial statement schedules are omitted because they are either not applicable, or the required information is included in the consolidated financial statements or notes thereto under Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K
(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.1	12/16/2021
3.2	Amended and Restated Bylaws of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.2	12/16/2021
4.1	Form of Common Stock Certificate	S-1/A	333-260194	4.1	11/01/2021
4.2	Investors’ Rights Agreement, dated as of April 12, 2018, among the Lulu’s Fashion Lounge Holdings, Inc., the Investors listed on Schedule A thereto, Lulu’s Holdings, L.P. and LFL Acquisition Corp.	S-1	333-260194	4.2	10/12/2021
4.3	Description of the Registrant’s Securities					*
10.1+	Omnibus Equity Plan and Form of Stock Option Agreement and Restricted Stock Unit Agreement					*
10.2+	2021 Employee Stock Purchase Plan.	S-1/A	333-260194	10.2	11/01/2021
10.3+	Form of Stock Award Agreement (Evidencing Common Stock Received in Respect of Class P Units).	S-1/A	333-260194	10.3	11/01/2021
10.4+	2021 Equity Incentive Plan	S-1	333-260194	10.4	10/12/2021
10.5+	Stock Option Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.5	10/12/2021
10.6+	Special Compensation Award Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.6	10/12/2021

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.7+	Employment Agreement, dated as of April 15, 2021, among, Lulu’s Fashion Lounge, LLC, the Registrant and David W. McCreight	S-1	333-260194	10.7	10/12/2021
10.8+	Form of Indemnification Agreement	S-1/A	333-260194	10.8	11/01/2021
10.9+	Registration Rights Agreement among the Registrant and certain of its stockholders, dated November 10, 2021.	10-Q	001-41059	10.9	12/16/2021
10.10+	Stockholders Agreement among the Registrant, H.I.G. Growth Partners—Lulu’s, L.P., entities affiliated with IVP and Canada Pension Plan Investment Board, dated November 10, 2021.	10-Q	001-41059	10.10	12/16/2021
10.11+	Lulu’s Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program	8-K	001-41059	10.1	01/31/2022
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

+Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: March 31, 2022	By:	/s/ David McCreight
David McCreight
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David McCreight	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2022
David McCreight

/s/ Crystal Landsem	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Crystal Landsem

/s/ Dara Bazzano	Director	March 31, 2022
Dara Bazzano

/s/ Evan Karp	Director	March 31, 2022
Evan Karp

/s/ John Black	Director	March 31, 2022
John Black

/s/ Eric Liaw	Director	March 31, 2022
Eric Liaw

/s/ Michael Mardy	Director	March 31, 2022
Michael Mardy

/s/ Danielle Qi	Director	March 31, 2022
Danielle Qi

/s/ Kira Yugay	Director	March 31, 2022
Kira Yugay