Form 10-Q
period 2022-04-03
Lulu's Fashion Lounge Holdings, Inc.
filed 2022-05-17
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

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

As of May 13, 2022, there were 38,832,567 shares of the registrant’s common stock, par value $0.001, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: our ability to successfully maintain our desired merchandise assortment or manage our inventory effectively and attract a sufficient number of customers or sell sufficient quantities of our merchandise; the unpredictability and adverse effects of the COVID-19 pandemic; our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors; our efforts to acquire or retain customers; our ability to maintain a high level of engagement with our customers and increase their spending with us; our ability to provide high-quality customer support; our ability to maintain a strong community around the Lulus brand with engaged customers and influencers; our ability to operate in the highly competitive retail apparel industry; our ability to successfully implement our growth strategy; our reliance on third parties to drive traffic to our platform; our use of social media, influencers, affiliate marketing, email, text messages, and direct mail; our exposure to international business uncertainties; our reliance on consumer discretionary spending; system security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems; any disruption caused by continual updates, augmentation and additions to our technology systems; our reliance on email and other messaging services; risks associated with sourcing, manufacturing, and warehousing; any disruptions to our three distribution facilities; our reliance on independent third-party transportation providers for substantially all of our merchandise shipments and any disruptions or increased transportation costs; risks associated with infringement upon the trademarks, copyrights or other intellectual property rights of third parties, including the risk that we could acquire merchandise from our suppliers without the full right to sell it; and the other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53 week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2022” and/or “2022” relate to the year ending January 1, 2023 and “fiscal 2021” and/or “2021” relate to the year ended January 2, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	April 3,	January 2,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$19,433	$11,402
Accounts receivable	7,861	5,649
Inventory, net	42,068	22,176
Asset for recovery	6,682	3,754
Income tax refund receivable	—	748
Prepaids and other current assets	5,095	5,364
Total current assets	81,139	49,093
Restricted cash	506	506
Property and equipment, net	3,885	3,231
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	2,452	2,244
Lease right-of-use assets	30,914	—
Other noncurrent assets	5,365	4,763
Total assets	$178,200	$113,776

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,343	$4,227
Accrued expenses and other current liabilities	38,724	21,948
Returns reserve	20,005	9,731
Stored-value card liability	7,292	7,240
Lease liabilities, current	3,521	—
Total current liabilities	80,885	43,146
Revolving line of credit	15,000	25,000
Lease liabilities, noncurrent	28,467	—
Other noncurrent liabilities	64	1,108
Total liabilities	124,416	69,254
Commitments and Contingencies (Note 6)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding as of April 3, 2022 and January 2, 2022.	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized, and 38,830,130 and 38,421,124 shares issued and outstanding as of April 3, 2022 and January 2, 2022, respectively	39	38
Additional paid-in capital	229,298	222,080
Accumulated deficit	(175,553)	(177,596)
Total stockholders' equity	53,784	44,522
Total liabilities and stockholders' equity	$178,200	$113,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(unaudited)

	Quarters Ended
	April 3,	April 4,
	2022	2021
Net revenue	$111,902	$68,967
Cost of revenue	58,924	37,854
Gross profit	52,978	31,113
Selling and marketing expenses	21,886	13,435
General and administrative expenses	27,834	15,089
Income from operations	3,258	2,589
Other income (expense), net:
Interest expense	(208)	(3,807)
Other income, net	54	6
Total other expense, net	(154)	(3,801)
Income (loss) before provision for income taxes	3,104	(1,212)
Income tax provision	(1,061)	(163)
Net income (loss) and comprehensive income (loss)	2,043	(1,375)
Allocation of undistributed earnings to participating securities	—	—
Net income (loss) attributable to common stockholders	$2,043	$(1,375)
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.08)
Diluted	$0.05	$(0.08)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	38,098,073	17,462,283
Diluted	38,385,765	17,462,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	For the Quarter Ended April 3, 2022
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 2, 2022	—	$—	—	$—	38,421,124	$38	$222,080	$(177,596)	$44,522
Issuance of common stock for vesting of restricted stock units (RSUs)	—	—	—	—	228,387	1	(1)	—	—
Issuance of common stock for special compensation award					208,914	—	—	—	—
Shares withheld for withholding tax on RSUs	—	—	—	—	(28,295)	—	(265)	—	(265)
Offering costs related to Initial Public Offering	—	—	—	—	—	—	(290)	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	—	—	—	—	2,648	—	2,648
Equity-based compensation expense	—	—	—	—	—	—	5,126	—	5,126
Net income and comprehensive income	—	—	—	—	—	—	—	2,043	2,043
Balance as of April 3, 2022	—	$—	—	$—	38,830,130	$39	$229,298	$(175,553)	$53,784

	For the Quarter Ended April 4, 2021
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 3, 2021	7,500,001	$16,412	3,129,634	$117,038	17,462,283	$18	$10,622	$(179,641)	$(169,001)
Series B-1 redeemable preferred stock issuance, net of issuance costs of $23	1,450,000	2,908	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	432	—	432
Net loss and comprehensive loss	—	—	—	—	—	—	—	(1,375)	(1,375)
Balance as of April 4, 2021	8,950,001	$19,320	3,129,634	$117,038	17,462,283	$18	$11,054	$(181,016)	$(169,944)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarters Ended
	April 3,	April 4,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$2,043	$(1,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	841	725
Noncash lease expense	789	—
Amortization of debt discount and debt issuance costs	40	671
Interest expense capitalized to principal of long-term debt and revolving line of credit	—	703
Equity-based compensation expense	5,758	1,913
Deferred income taxes	(554)	(1,407)
Changes in operating assets and liabilities:
Accounts receivable	(2,213)	(2,907)
Inventories	(19,892)	(5,939)
Asset for recovery	(2,928)	(3,083)
Income tax (receivable) payable	1,636	3,557
Prepaid and other current assets	(499)	(643)
Accounts payable	7,136	7,364
Accrued expenses and other current liabilities	28,554	17,324
Operating lease liabilities	7	—
Other noncurrent liabilities	(470)	(249)
Net cash provided by operating activities	20,248	16,654
Cash Flows from Investing Activities
Capitalized software development costs	(600)	(254)
Purchases of property and equipment	(976)	(169)
Other	(78)	—
Net cash used in investing activities	(1,654)	(423)
Cash Flows from Financing Activities
Repayments on revolving line of credit	(10,000)	(8,580)
Repayment of long-term debt	—	(2,532)
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	—	1,427
Payment of offering costs related to Initial Public Offering	(542)	—
Other	(21)	(7)
Net cash used in financing activities	(10,563)	(9,692)
Net increase in cash, cash equivalents and restricted cash	8,031	6,539
Cash, cash equivalents and restricted cash at beginning of period	11,908	16,059
Cash, cash equivalents and restricted cash at end of period	$19,939	$22,598
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarters Ended
	April 3,	April 4,
	2022	2021
Supplemental Disclosure
Cash refunded for income taxes, net of income taxes paid	$(20)	$(1,949)
Cash paid for interest	$164	$2,480

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$28,018	$—
Addition of lease liabilities recorded upon adoption of ASC 842	$28,599	$—
Assets acquired under finance lease obligations	$3,763	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$99	$32
Shares withheld for withholding tax on restricted stock units	$265	$—
Offering costs included in accrued expenses	$290	$—
Debt issuance costs included in accrued expenses	$—	$917
Paid-in-kind interest added to principal balance of long-term debt and revolving line of credit	$—	$703
		(Concluded)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.Description of Business, Organization and Liquidity

Organization and Business

Pursuant to a reorganization, Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, or the “Company”), was formed on August 25, 2017 as a holding company and its primary asset is an indirect membership interest in Lulu’s Fashion Lounge, LLC (“LFL”). Prior to the sale of the Company’s Series A convertible preferred stock, the Company was wholly-owned by Lulu’s Holdings, L.P. (the “LP”). Prior to the Company’s initial public offering, the Company was majority-owned by the LP.

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

Impact of COVID-19

The COVID-19 pandemic has had a material impact on the global fashion apparel, accessories and footwear industry as a significant portion of in-person social, professional, and formal events were postponed or cancelled in 2020. The Company’s business rebounded from the initial impact of the pandemic on consumer behavior. During the quarter ended April 3, 2022, the Company’s net revenue grew by 62%, compared to the same period of the prior year.

The Company expects the effects of the COVID-19 pandemic and related macro-economic trends, such as inflation, supply chain pressures and the emergence of new variants of COVID-19, to have a continued impact on its business, results of operations, and financial condition during fiscal 2022. The Company continues to take actions to adjust to the changing COVID-19 business environment and related inflationary and supply chain pressures, including placing orders earlier than pre-pandemic times, leveraging our “test, learn and reorder” approach to test small order quantities and then graduate successful styles to its re-order algorithms and diversifying our supply chain network to mitigate rising costs and service delays. Although the Company continues to face a challenging environment due to the COVID-19 pandemic, it has successfully implemented the aforementioned actions to help mitigate the impact on its business.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 3, 2022 and its results of operations and cash flows for the quarters ended April 3, 2022 and April 4, 2021. The results of operations for the quarter ended April 3, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2023 or for any other future annual or interim period.

The condensed consolidated balance sheet as of January 2, 2022 was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2022, except as noted below and within the "Adopted and Recently Issued Accounting Pronouncements" section.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related asset for recovery, lease right-of-use assets and related lease liabilities, and income tax valuation allowance. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of April 3, 2022 and January 2, 2022, a single wholesale customer represented 15% and 24% respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the quarters ended April 3, 2022 and April 4, 2021.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	April 3,	January 2,
	2022	2022
Cash and cash equivalents	$19,433	$11,402
Restricted cash	506	506
Total cash and restricted cash	$19,939	$11,908

Leases

Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842 on January 3, 2022

Leases were reviewed for classification as operating or capital leases. For operating leases, the Company recognized rent on a straight-line basis over the term of the lease. The Company recorded the difference between cash payments and rent expense recognized as a deferred rent liability included in other accrued and current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. Incentives granted under the Company’s facility leases, including allowances to fund leasehold improvements, were deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease. The Company changed its method of accounting for leases as of January 3, 2022 due to the adoption of FASB ASC 842, Leases (“ASC 842”).

Subsequent to the adoption of ASC 842 on January 3, 2022

Contracts that have been determined to convey the right to use an identified asset are evaluated for classification as an operating or finance lease. For the Company’s operating and finance leases, the Company records a lease liability based on the present value of the lease payments at lease inception. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate (“IBR”). The determination of the IBR requires judgment and is primarily based on publicly-available information for companies within similar industries and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement. The right-of-use asset is recorded based on the corresponding lease liability at lease inception, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred and any tenant incentives allowed for under the lease. The Company does not include optional renewal terms or early termination provisions unless the Company is reasonably certain such options would be exercised at the inception of the lease. Lease right-of-use assets, current portion of lease liabilities, and lease liabilities, net of current portion are included on the condensed consolidated balance sheets.

Fixed lease expense for operating leases is recognized on a straight-line basis, unless the right-of-use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). Fixed and variable lease expense on operating leases is recognized within operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). Finance lease expenses are recognized on a straight-line basis.  Fixed and variable expenses are captured within interest expense and depreciation expense, which has components within general and administrative

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

expenses and cost of revenue.  The Company’s non-lease components are primarily related to maintenance, insurance and taxes, which varies based on future outcomes and is thus recognized in lease expense when incurred.

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the quarters ended April 3, 2022 and April 4, 2021 was not in either case material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances during the quarters ended April 3, 2022 and April 4, 2021 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 2, 2022	$145	$7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(1,786)
Increase due to cash received, excluding amounts recognized as revenue during the period	315	1,838
Balance as of April 3, 2022	$315	$7,292

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 3, 2021	$792	$4,973
Revenue recognized that was included in contract liability balance at the beginning of the period	(792)	(792)
Increase due to cash received, excluding amounts recognized as revenue during the period	5,949	741
Balance as of April 4, 2021	$5,949	$4,922

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $16.9 and $9.9 million for the quarters ended April 3, 2022 and April 4, 2021 respectively.

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

The Company considered its redeemable preferred stock and convertible preferred stock outstanding during fiscal 2021 to be participating securities. In accordance with the two-class method, net income is adjusted for earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders. The redeemable preferred stock and convertible preferred stock contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in the Company’s losses. As such, where applicable, net losses were not allocated to these securities.

During the quarters ended April 4, 2022 and April 3, 2021, basic net income (loss) per share attributable to common stockholders is computed using net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding. Basic and diluted net income (loss) per common share attributable to common stockholders are the same for the quarter ended April 4, 2021 since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the calculation of basic and diluted weighted average shares used to compute net income (loss) per share attributable to common stockholders:

	Quarters Ended
	April 3, 2022	April 4, 2021
Weighted average shares used to compute net income (loss) per share attributable to common stockholders - Basic	38,098,073	17,462,283
Dilutive securities:
Unvested restricted stock awards	94,659	-
Restricted stock units	4,854	-
Special compensation awards	188,179	-
Weighted average shares used to compute net income (loss) per share attributable to common stockholders - Diluted	38,385,765	17,462,283

The following securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the quarters presented because including them would have been anti-dilutive (on an as-converted basis):

	Quarters Ended
	April 3, 2022	April 4, 2021
Series A convertible preferred stock	—	3,129,634
Stock options	322,793	—
Unvested restricted stock	234,169	—
Unvested restricted stock units	1,417,657	—
Total	1,974,619	3,129,634

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a right-of-use asset and lease liability on their condensed consolidated balance sheets for all leases with a term longer than twelve months. Under the new lease standard, the Company determines if an arrangement is a lease at inception. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record right-of-use assets and lease liabilities for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today and are not recorded on the Company’s

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

balance sheet. The Company adopted the new standard as of January 3, 2022 on a modified retrospective basis under the alternative transition method. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components are accounted for as a single lease component. Beginning on January 3, 2022, the Company’s operating leases, excluding those with terms less than 12 months, were discounted and recorded as assets and liabilities on the Company’s balance sheet. As of the effective date of adoption, the Company recognized lease right-of-use assets of $28.0 million, which included $0.4 million previously recorded as prepaid rent net of $1.0 million previously recorded as deferred rent, $2.2 million of current lease liabilities and $26.4 million in lease liabilities, net of current portion, related to its operating leases.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal periods beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 3, 2022, and it did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, revolving line of credit and long-term debt. As of April 3, 2022 and January 2, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of the Company’s New Revolving Facility that provides for borrowings up to $50.0 million (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	April 3,	January 2,
	in Years	2022	2022
Leasehold improvements	3-8	$3,773	$3,502
Equipment	3-7	3,598	3,278
Furniture and fixtures	3-7	2,160	2,123
Construction in progress		499	107
Total property and equipment		10,030	9,010
Less: accumulated depreciation and amortization		(6,145)	(5,779)
Property and equipment, net		$3,885	$3,231

Depreciation and amortization of property and equipment for the quarters ended April 3, 2022 and April 4, 2021 was $0.4 million and $0.3 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 3,	January 2,
	2022	2022
Accrued compensation and benefits	$5,885	$8,136
Accrued distributions payable to former Class P unit holders	—	2,648
Accrued marketing	9,486	3,621
Accrued freight	3,548	1,523
Accrued inventory	12,468	2,928
Other	7,337	3,092
Accrued expenses and other current liabilities	$38,724	$21,948

5.Debt

New Revolving Facility

During November 2021, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”) to provide the New Revolving Facility that provides for borrowings up to $50.0 million. During the term of the Credit Agreement, the Company can increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (“Letter of Credit”). During the quarter ended April 3, 2022, the Company repaid $10.0 million of the outstanding balance. The New Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of April 3, 2022, the Company had $15.0 million outstanding and $35.0 million available for borrowing under the New Revolving Facility and $7.25 million available to issue letters of credit.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

All borrowings under the Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility, taking into account the sum of outstanding borrowings and letter of credit obligations. As of April 3, 2022, the interest rate for the New Revolving Facility was 1.92% and during the quarter ended April 3, 2022, the effective interest rate for the New Revolving Facility was 2.6%.

Amounts borrowed under the Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of April 3, 2022, management has determined that the Company was in compliance with all financial covenants.

Term Loan

In August 2017, the Company entered into a term loan with a principal amount of $135.0 million (the “Term Loan”) and a revolving credit facility of $10.0 million (the “Revolving Facility”) with certain financial institutions for which Credit Suisse acted as an administrative agent (the “Credit Facility”).

During April 2021, the Company entered into the sixth amendment to the Credit Facility (“Sixth Amendment”), which: 1) Amended the minimum liquidity covenant from $2.5 million to $10.0 million, 2) Extended the due date for the 2020 audited consolidated financial statements to September 30, 2021, and 3) Upon receipt of proceeds from an IPO, Special Purpose Acquisition Company transaction, or other liquidity transaction that involves the equity of Lulus or its affiliates, the Company was required to pay off the outstanding obligations under the Credit Facility before any proceeds were utilized by the Company. There was no gain or loss arising from the Sixth Amendment as it was considered to be a debt modification.

During November 2021, the Company utilized the proceeds from the IPO and the New Revolving Facility to repay the $105.8 million of outstanding principal and $1.4 million of accrued interest related to the Term Loan. The Credit Facility was terminated on November 15, 2021 and no prepayment penalties were incurred.

The effective interest rate on the Term Loan was 12.8% for the quarter ended April 4, 2021.

Revolving Facility

Outstanding amounts under the Revolving Facility bore interest at variable rates with a minimum of 7.00%. The Revolving Facility was terminated on November 15, 2021. The effective interest rate for the Revolving Facility was 9.6% for the quarter ended April 4, 2021.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss). Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the New Revolving Facility, which are included in other non-current assets in the condensed consolidated balance sheets. As of April 3, 2022 and January 2, 2022, unamortized debt issuance costs recorded within other non-current assets were $0.4 million and $0.4 million, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Future minimum payments of principal on the Company’s outstanding debt were as follows (in thousands):

Fiscal Year Ending	Amounts
2022 (remaining nine months)	$—
2023	—
2024	15,000
Total principal amount	$15,000

6.Leases

Subsequent to the adoption of ASC 842

On January 3, 2022, the Company adopted ASC 842 using the alternative transition method and applied the standard only to leases that existed at that date. Under the alternative transition method, the Company did need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 3, 2022 in accordance with FASB ASC 840, Leases. The Company elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to January 3, 2022 and allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. The Company also elected the practical expedient to combine lease and non-lease components.

The Company is a lessee under various lease agreements. The determination of whether an arrangement contains a lease and the lease classification is made at lease commencement (date upon which the Company takes possession of the asset). At lease commencement, the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The Company has one finance lease and multiple operating leases that are combined and included in the lease right-of-use assets, lease liabilities, current, and lease liabilities, noncurrent on the Company's condensed consolidated balance sheets.

The Company primarily leases its distribution facilities and corporate offices under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. As of January 3, 2022, the Company had various operating leases with a lease term of less than 12 months for its office spaces. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. As of April 3, 2022, the Company had a remaining obligation for the base rent related to the short-term leases in the amount of $0.5 million.

The Company also leases equipment under one finance lease agreement commencing in 2022 that expires in March 2026.

As of April 3, 2022, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Fiscal Year Ending:	Operating Leases	Finance Leases	Total
2022 (Remaining 9 months)	$3,900	$555	$4,455
2023	3,899	946	4,845
2024	4,389	946	5,335
2025	4,545	946	5,491
2026	5,051	195	5,246
Thereafter	15,133	—	15,133
Total undiscounted lease payment	36,917	3,588	40,505
Present value adjustment	(8,319)	(198)	(8,517)
Total lease liabilities	28,598	3,390	31,988
Less: lease liabilities, current	2,860	661	3,521
Lease liabilities, noncurrent	$25,738	$2,729	$28,467

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability, including non-lease components such as common area maintenance fees, taxes, and insurance.

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

Quarter Ended
April 3,
2022
Lease cost
Finance lease cost
Amortization of ROU assets	$78
Interest on lease liabilities	8
Operating lease cost	1,107
Short-term lease cost	208
Variable lease cost	180
Total lease cost	$1,581

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$510
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$—

Weighted-average remaining lease term - finance leases	47 months
Weighted-average remaining lease term - operating leases	97 months
Weighted-average remaining discount rate - finance leases	3.00%
Weighted-average remaining discount rate - operating leases	6.50%

Prior to the adoption of ASC 842

Rent expense for non-cancelable operating leases was $0.7 million for the quarter ended April 4, 2021 and was included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Future minimum lease payments under non-cancelable operating leases as of January 2, 2022 were as follows (in thousands):

Fiscal Year Ending:	Amounts
2022	$4,899
2023	4,263
2024	3,879
2025	4,017
2026	2,427
Thereafter	5,037
Total	$24,522

7.Commitments and Contingencies

Litigation and Other

From time to time, the Company may be a party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded that it was not probable that it had incurred a material loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any contingencies.

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of April 3, 2022, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of April 3, 2022 and January 2, 2022, no shares of preferred stock were issued and outstanding. In connection with the Company’s IPO, all convertible preferred stock was converted to the Company’s common stock.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series B-1 Redeemable Preferred Stock Issuance

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

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock with a $0.001 par value as of April 3, 2022 and January 2, 2022. As of April 3, 2022 and January 2, 2022, there were 38,830,130 and 38,421,124 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. No dividends have been declared to date. As of April 3, 2022, the Company has reserved 322,793 shares of common stock for issuance upon the exercise of stock options, 208,914 shares of common stock to settle the CEO Special Compensation Awards in March 2023, and 3,942,167 shares of common stock for future issuance under the equity plans described in Note 10, Equity-Based Compensation.

10.Equity-Based Compensation

Omnibus Equity Plan and Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company adopted the Omnibus Equity Plan (the “Omnibus Equity Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”).

Under the Omnibus Equity Plan, incentive awards may be granted to employees, directors, and consultants of the Company. The Company initially reserved 3,719,000 shares of common stock for future issuance under the Omnibus Equity Plan, including any shares subject to awards under the 2021 Equity Incentive Plan (the “2021 Equity Plan”) that are forfeited or lapse unexercised. The number of shares reserved for issuance under the Omnibus Equity Plan will automatically increase on the first day of each fiscal year, starting in 2022 and continuing through 2031, by a number of shares equal to (a) 4% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s board of directors.

On April 1, 2022, the Company filed a Registration Statement on Form S-8 (the “Form S-8”) with the SEC for the purpose of registering an aggregate of 5,921,056 shares of the Company’s common stock, consisting of 4,736,845 shares of common stock issuable pursuant to the Omnibus Equity Plan and 1,184,211 shares of common stock issuable pursuant to the ESPP.  Under the Omnibus Equity Plan, the Company had 2,757,956 shares available for grant as of April 3, 2022. The compensation committee of the Company’s board of directors (the “compensation committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The compensation committee may or may not issue the full number of shares that are reserved for issuance.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Under the ESPP, certain Company employees may purchase shares of the Company’s common stock at a 15% discount in future offerings. The Company initially reserved 743,803 shares of common stock for future issuance under the ESPP, which was subsequently increased to 1,184,211 per the Form S-8. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2022 and ending in 2031, by a number of shares equal to (a) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s board of directors. No offerings have commenced under the ESPP, nor have any shares been issued under it.

2021 Equity Plan

In April 2021, the Company’s board of directors adopted the 2021 Equity Plan. The 2021 Equity Plan provides for the issuance of incentive stock options, restricted stock, restricted stock units and other stock-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan was 925,000 shares. The options outstanding under the 2021 Equity Plan expire ten years from the date of grant. The Company issues new common shares to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (“Employment Agreement”) with the CEO and granted stock options to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO.

Under the Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the CEO will receive two bonuses which will be settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses are subject to the guidance within ASC 718 and, were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification. The Company records the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. During the quarter ended April 3, 2022, the Company recognized equity-based compensation related to the two bonuses of $1.1 million. During the quarter ended April 3, 2022, the Company issued 208,914 fully-vested shares upon satisfaction of the service performed through March 31, 2022. Upon completion of the service by the CEO, the Company will issue 208,914 fully-vested shares on March 31, 2023.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 2, 2022	322,793	$11.35	9.29	—
Granted	—	—	—
Outstanding as of April 3, 2022	322,793	$11.35	9.04	$—
Exercisable as of April 3, 2022	161,397	$11.35	9.04	$—
Vested and expected to vest as of April 3, 2022	322,793	$11.35	9.04	$—

There were no options granted during the quarters ended April 3, 2022 or April 4, 2021.

During the quarter ended April 3, 2022, equity-based compensation expense of $0.3 million, was recorded to general and administrative expense related to the stock options, respectively. As of April 3, 2022, total unrecognized compensation cost related to unvested stock options was $2.0 million, which is expected to be recognized over a weighted average remaining service period of 2.0 years.

Class P Units

384,522 of the outstanding Class P units included both a service condition and a performance condition, while the remainder of the Class P units only included a service condition. The performance-based vesting condition was satisfied upon completion of the IPO. Equity-based compensation expense of $0.4 million related to the Class P units was recorded to general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss) for the quarter ended April 4, 2021.

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

Class P Distributions

With the completion of the IPO, the performance condition for the distributions related to the Class P units was met and the Company recognized a cumulative catch-up to equity-based compensation. Such amounts payable to the former Class P unit holders (“FCPUs”) were included in accrued expenses and other current liabilities as of January 2, 2022. The  distributions payable to the FCPUs were determined to be settled in the quarter ended April 3, 2022 as a result of agreements reached with the FCPUs, and were recorded as an increase to additional paid-in capital as such amounts were related to the shares of common stock received by the FCPUs as part of the liquidation of the LP in November 2021. The agreements provide for payments to the FCPUs of up to $0.6 million (if future sales of shares of common stock held by the FCPUs during 2022 occur at a price less than the threshold stated in the agreements), which were recorded as equity-based compensation expense in the quarter ended April 3, 2022 and in accrued expenses and other current liabilities as of April 3, 2022.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock and Restricted Stock Units

Immediately before the completion of the IPO, the LP was liquidated and the Class P unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.8 million during the quarter ended April 3, 2022 related to the exchanged restricted stock. As of April 3, 2022, the unrecognized equity-based compensation expense for all restricted stock is $3.4 million and will be recognized over a weighted-average period of 1.44 years.

During the quarter ended April 3, 2022, the Company granted 1,897,644 RSUs to certain executives and employees which vest over a two- or three- year service period, and 81,245 RSUs to certain directors which vest over a six-month to three-year service period. The Company recognized equity-based compensation expense of $2.1 million during the quarter ended April 3, 2022 related to the RSUs. The unrecognized equity-based compensation expense is $16.0 million and will be recognized over a weighted-average period of 1.83 years.

		Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 2, 2022	381,612	$5.39
Restricted stock granted	—	—
Restricted stock vested	(58,830)	5.44
Restricted stock forfeited	—	—
Balance at April 3, 2022	322,782	$5.38

	Unvested	Weighted-
	Restricted	Average Fair
	Stock Units	Value per Share
Balance at January 2, 2022	—
Restricted stock units granted	1,978,889	$9.55
Restricted stock units vested	(228,387)	10.09
Restricted stock units forfeited	—	—
Balance at April 3, 2022	1,750,502	$9.48

11.Income Taxes

Beginning in fiscal 2022, the Company’s quarterly tax provision is calculated using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, this estimated annual ETR is updated, and a year-to-date calculation of the provision is made. Prior to fiscal 2022, the Company’s quarterly tax provision was calculated using a discrete approach, as allowed by FASB ASC 740, Income Taxes. The discrete method was previously applied when it was not possible to reliably estimate the annual effective tax rate.

All of the Company’s income (loss) before income taxes is from the United States. The following table presents the components of the provision for income taxes (in thousands):

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Quarters ended
	April 3,	April 4,
	2022	2021
Income (loss) before provision for income taxes	$3,104	$(1,212)
Income tax provision	(1,061)	(163)
Effective tax rate	(34.18)%	13.45%

The Company’s effective tax rate for the quarter ended April 3, 2022 differs from the federal income tax rate of 21% primarily due to state taxes, non-deductible executive compensation, and non-deductible equity-based compensation expenses.

The Company’s effective tax rate for the quarter ended April 4, 2021 differs from the federal income tax rate of 21% primarily due to non-deductible equity-based compensation expenses.

12.Related Party Transactions

Significant Shareholders

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

Transactions with the LP

Certain of the Company’s transactions with the LP are classified as a component within additional paid-in capital in the condensed consolidated statements of redeemable preferred stock, convertible preferred stock and stockholders’ equity (deficit) as there are no defined payments or other terms associated with these transactions. Such transactions included equity-based compensation related to outstanding Class P units of $0.4 million during the quarter ended April 4, 2021.

Series B-1 Redeemable Preferred Stock Issuance

The Series B-1 Preferred Stock shares purchased by current executives were recorded at fair value and the excess of the fair value of $2.02 per share over the consideration paid of $1.00 per share was recorded as equity-based compensation of $1.5 million in the quarter ended April 4, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “2021 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item I, Part 1A, “Risk Factors” of the 2021 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Overview

Lulus is a customer-driven, digitally-native fashion brand primarily serving Millennial and Gen Z women. We focus relentlessly on giving our customers what they want. We do this by using data coupled with human insight to deliver a curated and continuously evolving assortment of on-trend, affordable luxury fashion. Our customer obsession sets the tone for everything we do, from our personalized online shopping experience to our exceptional customer service.

Initial Public Offering

On November 10, 2021, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC and the shares of our common stock began trading on the Nasdaq Global Market on November 11, 2021. The IPO closed on November 15, 2021, pursuant to which we issued and sold 5,750,000 shares of our common stock at a public offering price of $16.00 per share. On November 15, 2021, we received net proceeds of approximately $82.0 million from the IPO, after deducting underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million. Immediately prior to the completion of the IPO, we filed an amended and restated certificate of incorporation, which authorized a total of 250,000,000 shares of common stock at $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Immediately prior to the completion of the IPO, all shares of the Series A Preferred Stock then outstanding were converted into 15,000,000 shares of common stock. Additionally, 215,702 shares of common stock were issued to the LP immediately prior to the completion of the IPO. All shares of the Series B Preferred Stock and the Series B-1 Preferred Stock were redeemed and extinguished for a total payment of approximately $17.9 million on November 15, 2021.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had a material impact on the global fashion apparel, accessories and footwear industry as a significant portion of in-person social, professional, and formal events were postponed or cancelled in 2020 and 2021.

Our business rebounded from the initial impact of the pandemic on consumer behavior and, for fiscal 2021, our net revenue grew by 51%, compared to the prior year. During the quarter ended April 3, 2022, our net revenue grew by 62%, compared to the same period of the prior year.

We expect the effects of the COVID-19 pandemic and related macro-economic trends, such as inflation, supply chain pressures and the emergence of new variants of COVID-19, to have a continued impact on our business, results of operations, and financial condition during fiscal 2022. We continue to take actions to adjust to the changing COVID-19 business environment and related inflationary and supply chain pressures, including placing orders earlier than pre-pandemic times, leveraging our “test, learn and reorder” approach to test small order quantities and then graduate successful styles to our re-order algorithms and diversifying our supply chain network to mitigate rising costs and service delays. Although we continue to face a challenging environment due to the COVID-19 pandemic, we have been able to, and plan to continue, ordering with additional lead time, frequent product testing and broadening our supply chain to help mitigate the impact on our business.

For additional discussion of risks related to the COVID-19 pandemic and the impact of the COVID-19 pandemic on our Company, see “Risk Factors—Risks Related to our Business—The COVID-19 pandemic has had and may in the future have an adverse effect on our labor workforce availability, supply chain, business, financial condition, cash flows, and results of operations in ways that remain unpredictable” in the 2021 10-K.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Quarters Ended
	April 3,	April 4,
	2022	2021

	(in thousands , except percentages and Average Order Value)
Gross Margin	47.3%	45.1%
Net income (loss)	$2,043	$(1,375)
Adjusted EBITDA (1)	$9,911	$5,390
Adjusted EBITDA Margin (1)	8.9%	7.8%
Active Customers (2)	3,000	1,900
Average Order Value	$133	$111
(1)

For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

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

Average Order Value

We define Average Order Value (“AOV”) as the sum of the total gross sales before returns across our platform in a given period, plus shipping revenue, less discounts and markdowns, divided by the Total Orders Placed (as defined below) in that period. AOV reflects average basket size of our customers. AOV may fluctuate as we continue investing in the development and introduction of new Lulus merchandise and as a result of our promotional discount activity.

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

Adjusted EBITDA and Adjusted EBITDA Margin

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

To supplement our condensed consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA” and “Adjusted EBITDA Margin” which are non-GAAP financial measures (collectively referred to as “Adjusted EBITDA”). Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

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

Due to these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, management fees and equity-based compensation. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-

to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA margin:

	Quarters Ended
	April 3,	April 4,
	2022	2021

	(in thousands)
Net income (loss)	$2,043	$(1,375)
Depreciation and amortization	841	725
Interest expense	208	3,807
Income tax provision	1,061	163
Management fees (1)	—	157
Equity-based compensation expense (2)	5,758	1,913
Adjusted EBITDA	$9,911	$5,390
Adjusted EBITDA margin	8.9%	7.8%
(1)

Represents management fees and expenses paid pursuant to the professional services agreement with H.I.G. Capital, LLC and Institutional Venture Partners for consulting and other services. All outstanding management fees were settled and the management agreement was terminated at the time of the Company’s initial public offering in 2021.

(2)  The quarter ended April 3, 2022 includes equity-based compensation expense for restricted stock unit awards granted during the quarter, as well as equity-based awards granted in prior years.  The quarter ended April 4, 2021 represents equity-based compensation expense for equity-based awards granted in prior years and the excess of fair value over the consideration paid for Series B-1 Preferred Stock that was issued to certain employees in March 2021.

Net Cash (Debt)

Net Cash (Debt) is a non-GAAP financial measure that we calculate as total debt, which includes the current and non-current portions of long-term debt and revolving line of credit, less cash and cash equivalents.  We consider Net Cash (Debt) to be an important supplemental measure of our financial position, which is used by management to analyze our leverage, and which we believe is helpful to investors in order to monitor leverage and evaluate the balance sheet. A limitation associated with using Net Cash (Debt) is that it subtracts cash and cash equivalents and therefore may imply that there is less Company debt than the most comparable GAAP measure indicates. Our non-GAAP financial measures, including Net Cash (Debt), should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.

A reconciliation to non-GAAP Net Cash (Debt) from Total Debt as of April 3, 2022 and January 2, 2022, respectively, is as follows:

	As of
	April 3, 2022	January 2, 2022

	(in thousands)
Long-term debt, current	$—	$—
Long-term debt, net of current portion	—	—
Revolving line of credit, long term	(15,000)	(25,000)
Total debt	(15,000)	(25,000)

Cash and cash equivalents	19,433	11,402
Net Cash (Debt)	$4,433	$(13,598)

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, “Item 1A. Risk Factors” in our 2021 10-K.

Customer Acquisition

Our business performance depends in part on our continued ability to cost-effectively acquire new customers. We define customer acquisition cost (“CAC”) as our brand and performance marketing expenses attributable to acquiring new customers, including, but not limited to, agency costs and marketing team costs but excluding any applicable equity-based compensation, divided by the number of customers who placed their first order with us in a given period. As a digital brand, our marketing strategy is primarily focused on brand awareness marketing and digital advertising in channels like search, social, and programmatic - platforms that enable us to engage our customer where she spends her time, and in many cases also quickly track the success of our marketing, which allows us to adjust and optimize our marketing spend.

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. During the twelve months ended April 3, 2022, we served 3.0 million Active Customers compared to 1.9 million for the twelve months ended April 4, 2021.

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

Cost of Revenue and Gross Margin

Cost of revenue consists of the product costs of merchandise sold to customers; shipping and handling costs, including all inbound, outbound, and return shipping expenses; rent, insurance, business property tax, utilities, depreciation and amortization, and repairs and maintenance related to our distribution facilities; and charges related to inventory shrinkage, damages, and our allowance for excess or obsolete inventory. Cost of revenue is primarily driven by growth in orders placed by customers, the mix of the product available for sale on our site, and transportation costs related to inventory receipts from our suppliers and shipping product to our customers. We expect our cost of revenue to fluctuate as a percentage of net revenue primarily due to how we manage our inventory and merchandise mix.

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

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of payment processing fees, advertising, targeted online performance marketing and customer order courtesy adjustments. Selling and marketing expenses also include our spend on brand marketing channels, including compensation and free products to social media influencers, events, and other forms of online and offline marketing related to growing and retaining the customer base. As discussed in “Net Revenue” above, in any given period, the amount of our selling and marketing expense can be affected by the use of promotional discounts in such period. We expect our selling and marketing expenses to increase in absolute dollars as we continue to invest in increasing brand awareness.

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

Provision for Income Taxes

The provision for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to state taxes, non-deductible executive compensation, and non-deductible equity-based compensation expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, tax audit settlements, and the interaction of various tax strategies.

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue:

	Quarters Ended
	April 3,	April 4,
	2022	2021

	(in thousands)
Net revenue	$111,902	$68,967
Cost of revenue	58,924	37,854
Gross profit	52,978	31,113

Selling and marketing expenses	21,886	13,435
General and administrative expenses	27,834	15,089
Income from operations	3,258	2,589

Other income (expense), net:
Interest expense	(208)	(3,807)
Other income, net	54	6
Total other expense, net	(154)	(3,801)

Income (loss) before income taxes	3,104	(1,212)
Income tax provision	(1,061)	(163)
Net income (loss)	$2,043	$(1,375)

	Quarters Ended
	April 3,	April 4,
	2022	2021
Net revenue	100%	100%
Cost of revenue	53	55
Gross profit	47	45

Selling and marketing expenses	19	19
General and administrative expenses	25	22
Income from operations	3	4

Other income (expense), net:
Interest expense	—	(6)
Other income, net	—	—
Total other expense, net	—	(6)

Income (loss) before income taxes	3	(2)
Income tax provision	(1)	—
Net income (loss)	3%	(2)%

Comparisons for the Quarters ended April 4, 2021 and April 3, 2022

Net Revenue

	Quarters Ended		Change
	April 3,	April 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Net revenue	$111,902	$68,967	$42,935	62%

Net revenue increased in the quarter ended April 3, 2022 by $42.9 million, or 62%, compared to the quarter ended April 4, 2021. The increase is primarily due to an increase in the following key revenue drivers: 51% increase in Total Orders Placed and a 20% increase in the Average Order Value, coupled with fewer markdowns and promotional discounts compared to the same period of the prior year. The higher revenue was partially offset by higher sales returns in the first quarter of 2022.

Cost of Revenue

	Quarters Ended		Change
	April 3,	April 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue	$58,924	$37,854	$21,070	56%

Cost of revenue increased in the quarter ended April 3, 2022 by $21.1 million, or 56%, compared to the quarter ended April 4, 2021, which was primarily driven by the increase in our net revenue. Additionally, there was a shift in sales mix to higher gross margin products, resulting in a decline in the cost of revenue as a percentage of net sales in the quarter ended April 3, 2022 compared to the same period of the prior year.

Selling and Marketing Expenses

	Quarters Ended		Change
	April 3,	April 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$21,886	$13,435	$8,451	63%

Selling and marketing expenses increased in the quarter ended April 3, 2022 by $8.5 million, or 63%, compared to the quarter ended April 4, 2021. We increased our online marketing expenses to acquire new customers and retain existing customers by $7.0 million, or 70%, compared to the same period in the prior year. In addition, merchant processing fees increased by $1.1 million in the quarter ended April 3, 2022 compared to the same period of the prior year due to the increase in net revenue.

General and Administrative Expenses

	Quarters Ended		Change
	April 3,	April 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$27,834	$15,089	$12,745	84%

General and administrative expenses increased by $12.7 million in the quarter ended April 3, 2022, or 84%, compared to the quarter ended April 4, 2021. The increase was primarily due to higher equity-based compensation expense of $3.2 million related to equity-based awards issued from April 2021 through the first quarter of 2022, along with a $0.6 million accrual for payments to former Class P unit holders (“FCPUs”) per agreements that provide for payments to the FCPUs if future sales of shares of common stock held during 2022 occur at a price less than the threshold stated in such agreements. Our fixed labor costs increased by $3.4 million, or 58%, driven by higher base wages, benefits and bonus expense. Fixed labor costs were 8.3% of net revenue for the period, compared to 8.5% in the same period in the prior year. Our variable (direct) labor costs were $2.6 million, an increase of 64% from the same period in the prior year, due to higher sales. Additionally, there was a $2.3 million increase in insurance costs and professional services, which was primarily driven by a $1.0 million increase in director and officer insurance costs. The remaining increases to our general and administrative expenses were due to increases in shipping supplies, hardware, software and travel costs to support our higher sales during the period.  These increases were partially offset by a $0.2 million reduction in management fees as our management agreement was terminated at the time of our IPO in 2021.

Interest Expense

Interest expense decreased significantly in the quarter ended April 3, 2022 by $3.6 million, or 95%, compared to the quarter ended April 4, 2021. The decrease is attributable to our repayment of our Term Loan with the proceeds from our IPO in November 2021, which was partially offset by interest expense and unused fees related to $25.0 million that was drawn in November 2021 under the New Revolving Facility. There were $15.0 million of borrowings remaining outstanding under the New Revolving Facility as of April 3, 2022.

Income Tax Provision

Our income tax provision in the quarter ended April 3, 2022 increased by $0.9 million, or 550%, to $1.1 million, compared to the quarter ended April 4, 2021. The increase in the income tax provision was primarily due to an increase in our income before taxes, coupled with an increase in non-deductible equity-based compensation expenses and non-deductible executive compensation expenses.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Historically, our net revenue is highest in our second and third fiscal quarters compared to the rest of the year due to higher demand for special event dresses and spring and summer fashion. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations.

Our quarterly gross profit fluctuates primarily based on how we manage our inventory and merchandise mix and has typically been in line with fluctuations in net revenue. When quarterly gross profit fluctuations have been unfavorable relative to the fluctuations in sales, these situations have been driven by non-recurring, external factors, as well as the COVID-19 pandemic in fiscal 2020 and fiscal 2021, which led to increased promotional discounts and higher markdowns in order to optimize our inventory mix and quantities.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities and borrowings under our New Revolving Facility. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with distribution, network expansion and capitalized software and debt service requirements.

Initial Public Offering

On November 15, 2021, we completed our IPO, in which we issued and sold 5,750,000 shares of our common stock at a price to the public of $16.00 per share and raised net proceeds of approximately $82.0 million, after deducting the underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million.

Credit Facilities

During November 2021, we entered into a Credit Agreement with Bank of America to provide a revolving facility that provides for borrowings up to $50.0 million. During the term of the Credit Agreement, we may increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million. As of April 3, 2022, we had drawn $15.0 million under the New Revolving Facility and utilized $0.3 million under the letter of credit. As of April 3, 2022, we had $35.0 million available for borrowing under the New Revolving Facility and $7.2 million available to issue letters of credit.

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

Availability and Use of Cash

As of April 3, 2022, we had cash and cash equivalents of $19.4 million and restricted cash of $0.5 million. We believe that our cash and cash equivalents, cash flows from operations and the available borrowings under our New Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I. “Item 1A. Risk Factors” included in the 2021 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Quarters Ended
	April 3,	April 4,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$20,248	$16,654
Investing activities	(1,654)	(423)
Financing activities	(10,563)	(9,692)

Net increase in cash and cash equivalents and restricted cash	$8,031	$6,539

Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, amortization of debt discount and debt issuance costs, interest expense capitalized to principal of debt, equity-based compensation, and the effect of changes in working capital and other activities.

In the quarter ended April 3, 2022, net cash provided by operating activities increased by $3.6 million to $20.2 million from $16.7 million in the same period of the prior year.  The increase in cash provided by operating activities was primarily driven by an increase of $3.4 million due to the change from a net loss of $1.4 million in the quarter ended April 4, 2021 to net income of $2.0 million for the quarter ended April 3, 2022.  In addition, there was an increase of $4.3 million of non-cash items which changed from a net increase of $2.6 million in the quarter ended April 4, 2021 to a net increase of $6.9 million in the quarter ended April 3, 2022, which was primarily driven by a $3.8 million increase in equity-based compensation expense and a reduction of $0.9 million in deferred income tax benefits from the quarter ended April 4, 2021 to the quarter ended April 3. 2022.  There was a net decrease in cash of $4.1 million attributed to changes in operating assets and liabilities from $15.4 million for the quarter ended April 4, 2021 to $11.3 million for the quarter ended April 3, 2022. This was driven primarily by $14.0 million higher inventory balances to support a higher sales volume and a $1.9 million decrease in income taxes payable partially offset by $11.2 million higher accrued expenses and other current liabilities mainly related to higher inventory and marketing accruals for the quarter ended April 3, 2022 compared to the quarter ended April 4, 2021.

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

In the quarter ended April 3, 2022, net cash used in investing activities was $1.7 million, which was a $1.3 million increase from $0.4 million in the quarter ended April 4, 2021. This was attributable to capital expenditures related to the opening of our new distribution facility in Ontario, California as well as equipment for our general operations, software and hardware purchases, and internally developed software.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Credit Facility and New Revolving Facility and issuance of preferred stock.

In the quarter ended April 3, 2022, net cash used in financing activities was $10.6 million, which was a $0.9 million increase from $9.7 million in the quarter ended April 4, 2021. This increase was attributable primarily to a $1.4 million increase in repayments on revolving line of credit, a $0.5 million increase in payments of offering costs related to the IPO, and a reduction of $1.4 million in proceeds from issuance of redeemable preferred stock, offset by a reduction of $2.5 million in repayments of long-term debt.

Contractual Obligations and Commitments

Except for the adoption of FASB ASC 842, Leases, on January 3, 2022 and the related lease obligations as a result of such adoption as described in “Note 6 – Leases” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on From 10-Q, there have been no other material changes to our contractual obligations and commitments as disclosed in the 2021 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in the 2021 10-K and the notes to the audited consolidated financial statements appearing elsewhere in the 2021 10-K. Except for the change in accounting principle related to our accounting for leases upon the adoption of FASB ASC 842, Leases, there have been no significant changes to our critical accounting policies and estimates as disclosed in our 2021 10-K. Refer to “Note 2 - Significant Accounting Policies: Leases,” “Note 2 - Significant Accounting Policies: Recently Adopted Accounting Pronouncements,” and “Note 6 – Leases” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the change in our accounting for leases.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies-Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial position and our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our exposure to market risk from that discussed in our 2021 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our 2021 10-K. For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Crystal Landsem and Mark Vos Employment Agreements.

On May 12, 2022, the Company and LFL entered into employment agreements with Crystal Landsem, our Co-President and Chief Financial Officer, and Mark Vos, our Co-President and Chief Information Officer, setting forth the terms of their continued employment in such roles. The employment agreements have the following material terms:

●	Subject to earlier termination, the initial term of each agreement ends on December 31, 2023 and automatically renews for additional one year periods at the end of the then-current term unless either party elects not to renew the agreement with 60 days’ prior written notice.
●	Each executive is entitled to receive an annual base salary of $470,000, subject to increase from time to time in the discretion of the Company’s compensation committee.
●	Each executive is entitled to participate in LFL’s annual incentive plan and eligible to earn a cash bonus thereunder for each fiscal year of the Company ending during the term of the agreement, with a target amount equal to 60% of the executive’s annual base salary.
●	In the event of the termination of the executive’s employment by the Company without “cause” or by the executive for “good reason” (each as defined in the employment agreements), the executive will be eligible to receive the following severance benefits: (i) continued payment of the executive’s then-current base salary for a period of 12 months following the termination date, subject to reduction if the executive commences other employment or service during such 12-month period; (ii) a prorated annual bonus for the year of termination, paid at the same time annual bonuses are paid to LFL’s other executives; (iii) reimbursements for up to 12 months of healthcare continuation coverage premiums; and (iv) 100% vesting acceleration of any unvested equity awards that were held by the executive as of the date the employment agreement is entered into.
●	If the Company elects not to renew the term of the employment agreement without cause, the executive will be eligible to receive the following severance benefits: (i) continued payment of the executive’s then-current base salary for 12 months following the termination date, subject to reduction if the executive commences other employment or service during such 12-month period; and (ii) reimbursements for up to 12 months of healthcare continuation coverage premiums.
●	Each executive’s receipt of the foregoing severance benefits is conditioned on the executive’s execution and non-revocation of a general release of claims in favor of the Company and its affiliates, and continued compliance with the employee and contractor non-solicitation and other restrictive covenants set forth in the employment agreements.

The foregoing summary of the employment agreements does not purport to be complete, and is subject to and qualified in its entirety by the terms of each employment agreement, copies of which are filed as Exhibits 10.1 and 10.2 hereto and incorporated herein by reference.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.1	12/16/2021
3.2	Amended and Restated Bylaws of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.2	12/16/2021
4.1	Form of Common Stock Certificate	S-1/A	333-260194	4.1	11/01/2021
10.1	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Crystal Landsem, dated May 12, 2022					*
10.2	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Mark Vos, dated May 12, 2022					*
10.3

Credit Agreement, dated as of November 15, 2021, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A., as Administrative Agent, dated as of November 15, 2021

						*
10.4	Commercial Lease Agreement, dated as of October 26, 2016, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.	S-1/A	333-260 194	10.14
10.5	Addendum to the Commercial Lease Agreement, dated as of September 6, 2019, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.	S-1/A	333-260 194	10.15
10.6	Lease Agreement, dated as of January 7, 2019, between Chrin-Carson Development, LLC and the Registrant.	S-1/A	333-260 194	10.17
10.7	First Amendment to Lease, dated as of February 24, 2019, between Chrin-Carson Development, LLC and the Registrant.	S-1/A	333-260 194	10.18
10.8	Master Fulfillment System Acquisition & Software License Agreement, dated as of September 24, 2021, between 6 River Systems, LLC and Lulu’s Fashion Lounge, LLC.					*
10.9	Commercial Lease Agreement, dated as of September 3, 2021 , between Adaya Slover Holdings, LLC, and Lulu’s Fashion Lounge, LLC.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: May 17, 2022	By:	/s/ David McCreight
David McCreight
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2022	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Financial Officer
(Principal Financial and Accounting Officer)