Form 10-Q
period 2022-07-03
Lulu's Fashion Lounge Holdings, Inc.
filed 2022-08-16
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2022, there were 38,931,050 shares of the registrant’s common stock, par value $0.001, outstanding.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of July 3, 2022 and January 2, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 3, 2022 and July 4, 2021	6
	Condensed Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the six months ended July 3, 2022, and July 4, 2021	7
	Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2022, and July 4, 2021	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	44
Signatures		45

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2022” and/or “2022” relate to the year ending January 1, 2023 and “fiscal 2021” and/or “2021” relate to the year ended January 2, 2022.

Throughout this Quarterly Report on Form 10-Q, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Quarterly Report on Form 10-Q, we also reference Adjusted EBITDA, Adjusted EBITDA Margin and Net Debt which are non-GAAP (accounting principles generally accepted in the United States of America) financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, Adjusted EBITDA Margin and Net Debt, as well as a reconciliation of net income to Adjusted EBITDA and a reconciliation to non-GAAP Net Debt from Total Debt. Net income is the most directly comparable financial measure to Adjusted EBITDA and Total Debt is the most directly comparable financial measure to Net Debt, required by, or presented in accordance, with GAAP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	July 3,	January 2,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$8,343	$11,402
Accounts receivable	6,506	5,649
Inventory, net	48,575	22,176
Assets for recovery	5,391	3,754
Income tax refund receivable	—	748
Prepaids and other current assets	4,200	5,364
Total current assets	73,015	49,093
Restricted cash	506	506
Property and equipment, net	4,027	3,231
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	2,691	2,244
Lease right-of-use assets	31,788	—
Other noncurrent assets	6,083	4,763
Total assets	$172,049	$113,776

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,430	$4,227
Income taxes payable	2,097	—
Accrued expenses and other current liabilities	29,214	21,948
Returns reserve	14,237	9,731
Stored-value card liability	8,102	7,240
Lease liabilities, current	3,708	—
Total current liabilities	65,788	43,146
Revolving line of credit	15,000	25,000
Lease liabilities, noncurrent	28,757	—
Other noncurrent liabilities	79	1,108
Total liabilities	109,624	69,254
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding as of July 3, 2022 and January 2, 2022	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized, and 38,931,050 and 38,421,124 shares issued and outstanding as of July 3, 2022 and January 2, 2022, respectively	39	38
Additional paid-in capital	231,940	222,080
Accumulated deficit	(169,554)	(177,596)
Total stockholders' equity	62,425	44,522
Total liabilities and stockholders' equity	$172,049	$113,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
Net revenue	$131,512	$103,574	$243,414	$172,541
Cost of revenue	71,345	52,154	130,269	90,008
Gross profit	60,167	51,420	113,145	82,533
Selling and marketing expenses	25,851	15,064	47,737	28,499
General and administrative expenses	23,392	21,151	51,226	36,240
Income from operations	10,924	15,205	14,182	17,794
Other income (expense), net:
Interest expense	(157)	(3,617)	(365)	(7,424)
Other income, net	27	52	81	58
Total other expense, net	(130)	(3,565)	(284)	(7,366)
Income before provision for income taxes	10,794	11,640	13,898	10,428
Income tax provision	(4,795)	(3,296)	(5,856)	(3,459)
Net income and comprehensive income	5,999	8,344	8,042	6,969
Allocation of undistributed earnings to participating securities	—	(3,412)	—	(2,751)
Net income attributable to common stockholders	$5,999	$4,932	$8,042	$4,218
Net income per share attributable to common stockholders:
Basic	$0.16	$0.28	$0.21	$0.24
Diluted	$0.15	$0.28	$0.21	$0.24
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	38,535,409	17,462,283	38,316,895	17,462,283
Diluted	38,992,901	17,462,283	38,555,919	17,462,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	For the Six Months Ended July 3, 2022
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 2, 2022	—	$—	—	$—	38,421,124	$38	$222,080	$(177,596)	$44,522
Issuance of common stock for vesting of restricted stock units (RSUs)	—	—	—	—	228,387	1	(1)	—	—
Issuance of common stock for special compensation award					208,914	—	—	—	—
Shares withheld for withholding tax on RSUs	—	—	—	—	(28,295)	—	(265)	—	(265)
Offering costs related to Initial Public Offering	—	—	—	—	—	—	(290)	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	—	—	—	—	2,648	—	2,648
Equity-based compensation expense	—	—	—	—	—	—	5,126	—	5,126
Net income and comprehensive income	—	—	—	—	—	—	—	2,043	2,043
Balance as of April 3, 2022	—	—	—	—	38,830,130	39	229,298	(175,553)	53,784
Issuance of common stock for vesting of RSUs	—	—	—	—	196,808	—	—	—	—
Shares withheld for withholding tax on RSUs	—	—	—	—	(73,195)	—	(805)	—	(805)
Forfeited shares of restricted stock	—	—	—	—	(22,693)	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	3,447	—	3,447
Net income and comprehensive income	—	—	—	—	—	—	—	5,999	5,999
Balance as of July 3, 2022	—	$—	—	$—	38,931,050	$39	$231,940	$(169,554)	$62,425

	For the Six Months Ended July 4, 2021
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 3, 2021	7,500,001	$16,412	3,129,634	$117,038	17,462,283	$18	$10,622	$(179,641)	$(169,001)
Series B-1 redeemable preferred stock issuance, net of issuance costs of $23	1,450,000	2,908	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	432	—	432
Net loss and comprehensive loss	—	—	—	—	—	—	—	(1,375)	(1,375)
Balance as of April 4, 2021	8,950,001	19,320	3,129,634	117,038	17,462,283	18	11,054	(181,016)	(169,944)
Equity-based compensation expense	—	—	—	—	—	—	681	—	681
Net income and comprehensive income	—	—	—	—	—	—	—	8,344	8,344
Balance as of July 4, 2021	8,950,001	$19,320	3,129,634	$117,038	17,462,283	$18	$11,735	$(172,672)	$(160,919)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	July 3,	July 4,
	2022	2021
Cash Flows from Operating Activities
Net income	$8,042	$6,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,850	1,421
Noncash lease expense	1,545	—
Amortization of debt discount and debt issuance costs	79	1,355
Interest expense capitalized to principal of long-term debt and revolving line of credit	—	1,394
Equity-based compensation expense	8,591	3,574
Deferred income taxes	(1,298)	(2,082)
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable	(858)	(958)
Inventories	(26,399)	(4,301)
Assets for recovery	(1,637)	(3,589)
Income taxes (receivable) payable	2,845	6,046
Prepaid and other current assets	396	(266)
Accounts payable	4,188	2,442
Accrued expenses and other current liabilities	14,730	18,449
Operating lease liabilities	(1,038)	—
Other noncurrent liabilities	(454)	(619)
Net cash provided by operating activities	10,588	29,835
Cash Flows from Investing Activities
Capitalized software development costs	(1,247)	(532)
Purchases of property and equipment	(1,394)	(430)
Other	(97)	—
Net cash used in investing activities	(2,738)	(962)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	10,000	—
Repayments on revolving line of credit	(20,000)	(8,580)
Repayment of long-term debt	—	(5,063)
Payment of debt issuance costs	—	(61)
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	—	1,427
Principal payments on finance lease obligations	(344)	—
Payment of offering costs related to Initial Public Offering	(542)	—
Other	(23)	(15)
Net cash used in financing activities	(10,909)	(12,292)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,059)	16,581
Cash, cash equivalents and restricted cash at beginning of period	11,908	16,059
Cash, cash equivalents and restricted cash at end of period	$8,849	$32,640

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,343	$32,135
Restricted cash	506	505
Total cash, cash equivalents and restricted cash at end of period	$8,849	$32,640

		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	July 3,	July 4,
	2022	2021
Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$4,309	$(316)
Cash paid for interest	$242	$4,724

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$28,018	$—
Addition of lease liabilities recorded upon adoption of ASC 842	$28,599	$—
Right-of-use assets acquired under operating lease obligations	$1,839	$—
Assets acquired under finance lease obligations	$3,763	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$188	$28
Shares withheld for withholding tax on restricted stock units	$1,070	$—
Offering costs included in accrued expenses	$290	$—
Debt issuance costs included in accrued expenses	$—	$917
Paid-in-kind interest added to principal balance of long-term debt and revolving line of credit	$—	$1,394
Deferred offering costs in accounts payable	$—	$68
		(Concluded)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.Description of Business, Organization and Liquidity

Organization and Business

Pursuant to a reorganization, Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, or the “Company”), was formed on August 25, 2017 as a holding company and its primary asset is an indirect membership interest in Lulu’s Fashion Lounge, LLC (“Lulus LLC”). Prior to the sale of the Company’s Series A convertible preferred stock in April 2018, the Company was wholly-owned by Lulu’s Holdings, L.P. (the “LP”). Prior to the Company’s initial public offering in November 2021, the Company was majority-owned by the LP.

Lulus LLC was founded in 1996, starting as a vintage boutique in Chico, CA that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of Lulus LLC’s outstanding common stock in 2014. The Company, through Lulus LLC, is an online retailer of women’s clothing, shoes and accessories headquartered in Chico, CA.

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

Impact of COVID-19

The COVID-19 pandemic has had a material impact on the global fashion apparel, accessories and footwear industry as a significant portion of in-person social, professional, and formal events were postponed or cancelled in 2020. The Company’s business has rebounded from the initial impact of the pandemic on consumer behavior. During the three and six months ended July 3, 2022, the Company’s net revenue grew by 27% and 41%, respectively, compared to the same period of the prior year.

The Company expects the effects of the COVID-19 pandemic and related macro-economic trends, such as inflation, supply chain pressures, shipping costs and the emergence of new variants of COVID-19, to have a continued impact on its business, results of operations, its growth and financial condition during fiscal 2022. The Company continues to take actions to adjust to the changing COVID-19 business environment and related inflationary and supply chain pressures, including placing orders earlier than pre-pandemic times, leveraging our “test, learn and reorder” approach to test small order quantities and then graduate successful styles to its re-order algorithms and diversifying our supply chain network to mitigate rising costs and service delays. Although the Company continues to face a challenging environment due to the COVID-19 pandemic and related macro-economic trends, it has successfully been able to, and plans to continue to take such proactive measures to mitigate the impact on its business.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 3, 2022 and its results of operations and cash flows for the three and six months ended July 3, 2022 and July 4, 2021. The results of operations for the six months ended July 3, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2023 or for any other future annual or interim period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related assets for recovery, lease right-of-use assets and related lease liabilities, and income tax valuation allowance. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of July 3, 2022 and January 2, 2022, a single wholesale customer

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

represented 19% and 24%, respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the three and six months ended July 3, 2022 and July 4, 2021.

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

Fixed lease expense for operating leases is recognized on a straight-line basis, unless the right-of-use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive income. Fixed and variable lease expense on operating leases is recognized within operating expenses in the condensed consolidated statements of operations and comprehensive income. Finance lease expenses are recognized on a straight-line basis.  Fixed and variable expenses are captured within interest expense and depreciation expense, which has components within general and administrative expenses and cost of revenue.  The Company’s non-lease components are primarily related to maintenance, insurance and taxes, which varies based on future outcomes and is thus recognized in lease expense when incurred.

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

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns is included in the returns reserve on its condensed consolidated balance sheets and represents the expected value of the refund that will be due to the Company’s customers. The Company also has corresponding assets for recovery that represent the expected net realizable value of the merchandise inventory to be returned.

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the three and six months ended July 3, 2022 and July 4, 2021 was not material.

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

The following table summarizes the significant changes in the contract liabilities balances during the three and six months ended July 3, 2022 and July 4, 2021 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 2, 2022	$145	$7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(1,786)
Increase due to cash received, excluding amounts recognized as revenue during the period	315	1,838
Balance as of April 3, 2022	315	7,292
Revenue recognized that was included in contract liability balance at the beginning of the period	(315)	(2,330)
Increase due to cash received, excluding amounts recognized as revenue during the period	101	3,140
Balance as of July 3, 2022	$101	$8,102

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 3, 2021	$792	$4,973
Revenue recognized that was included in contract liability balance at the beginning of the period	(792)	(792)
Increase due to cash received, excluding amounts recognized as revenue during the period	5,949	741
Balance as of April 4, 2021	5,949	4,922
Revenue recognized that was included in contract liability balance at the beginning of the period	(5,949)	(542)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,259	1,307
Balance as of July 4, 2021	$1,259	$5,687

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $20.2 million and $10.2 million for the three months ended July 3, 2022 and July 4, 2021, respectively, and $37.2 million and $20.1 million for the six months ended July 3, 2022 and July 4, 2021, respectively.

Net Income Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net income per share attributable to common stockholders in conformity with the two-class method required for participating securities as the application of the if converted method is not more dilutive. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Basic net income per share attributable to common stockholders is computed using net income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the calculation of basic and diluted weighted average shares used to compute net income per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Weighted average shares used to compute net income per share attributable to common stockholders - Basic	38,535,409	17,462,283	38,316,895	17,462,283
Dilutive securities:
Unvested restricted stock awards	69,519	-	83,329	-
Restricted stock units	286,616	-	1,950	-
Special compensation awards	101,357	-	153,745	-
Weighted average shares used to compute net income per share attributable to common stockholders - Diluted	38,992,901	17,462,283	38,555,919	17,462,283

The following securities were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Series A convertible preferred stock	—	3,129,634	—	3,129,634
Stock options	322,793	322,793	322,793	322,793
Unvested restricted stock	187,635	—	187,635	—
Unvested restricted stock units	16,950	—	1,513,510	—
Total	527,378	3,452,427	2,023,938	3,452,427

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. The guidance is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its condensed consolidated financial statements and does not expect the adoption to have a material impact.

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, revolving line of credit and long-term debt. As of July 3, 2022 and January 2, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of the Company’s New Revolving Facility that provides for borrowings up to $50.0 million (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	July 3,	January 2,
	in Years	2022	2022
Leasehold improvements	3-8	$3,380	$3,502
Equipment	3-7	1,947	3,278
Furniture and fixtures	3-7	1,295	2,123
Construction in progress		675	107
Total property and equipment		7,297	9,010
Less: accumulated depreciation and amortization		(3,270)	(5,779)
Property and equipment, net		$4,027	$3,231

Depreciation and amortization of property and equipment for the three months ended July 3, 2022 and July 4, 2021 was $0.6 million and $0.3 million, respectively, and for the six months ended July 3, 2022 and July 4, 2021, was $1.0 million and $0.6 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 3,	January 2,
	2022	2022
Accrued compensation and benefits	$5,951	$8,136
Accrued distributions payable to former Class P unit holders	—	2,648
Accrued marketing	6,429	3,621
Accrued inventory	9,611	2,928
Other	7,223	4,615
Accrued expenses and other current liabilities	$29,214	$21,948

5.Debt

New Revolving Facility

During November 2021, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”) to provide the New Revolving Facility that provides for borrowings up to $50.0 million. During the term of the Credit Agreement, the Company can increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (“Letter of Credit”). During the six months ended July 3, 2022, the Company borrowed $10 million under the New Revolving Facility and repaid $20.0 million of the outstanding balance. The New Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of July 3, 2022, the Company had $15.0 million outstanding and $34.8 million available for borrowing under the New Revolving Facility and $7.25 million available to issue letters of credit.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

All borrowings under the Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility, taking into account the sum of outstanding borrowings and letter of credit obligations. As of July 3, 2022, the interest rate for the New Revolving Facility was 3.2%. During the three and six months ended July 3, 2022, the effective interest rate for the New Revolving Facility was 4.0% and 3.0%, respectively.

Amounts borrowed under the Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of July 3, 2022, management has determined that the Company was in compliance with all financial covenants.

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

The effective interest rate on the Term Loan was 12.9% for the three and six months ended July 4, 2021.

Revolving Facility

Outstanding amounts under the Revolving Facility bore interest at variable rates with a minimum of 7.00%. The Revolving Facility was terminated on November 15, 2021. The effective interest rate for the Revolving Facility was 9.6% for the six months ended July 4, 2021.  No amounts were outstanding under the Revolving Facility during the three months ended July 4, 2021.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive income. Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the New Revolving Facility, which are included in other non-current

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

assets in the condensed consolidated balance sheets. As of July 3, 2022 and January 2, 2022, unamortized debt issuance costs recorded within other non-current assets were $0.4 million and $0.4 million, respectively.

Future minimum payments of principal on the Company’s outstanding debt were as follows (in thousands):

Fiscal Year Ending	Amounts
2022 (remaining six months)	$—
2023	—
2024	15,000
Total principal amount	$15,000

6.Leases

Subsequent to the adoption of ASC 842

On January 3, 2022, the Company adopted ASC 842 using the alternative transition method and applied the standard only to leases that existed at that date. Under the alternative transition method, the Company did need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 3, 2022, in accordance with FASB ASC 840, Leases. The Company elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to January 3, 2022, and allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. The Company also elected the practical expedient to combine lease and non-lease components.

The Company is a lessee under various lease agreements. The determination of whether an arrangement contains a lease and the lease classification is made at lease commencement (date upon which the Company takes possession of the asset). At lease commencement, the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The Company has one finance lease and multiple operating leases that are combined and included in the lease right-of-use assets, lease liabilities, current, and lease liabilities, noncurrent on the Company’s condensed consolidated balance sheets.

The Company primarily leases its distribution facilities and corporate offices under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. As of January 3, 2022, the Company had various operating leases with a lease term of less than 12 months for its office spaces. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. As of July 3, 2022, the Company had a remaining obligation for the base rent related to the short-term leases in the amount of $0.6 million.

The Company also leases equipment under one finance lease agreement commencing in 2022 that expires in March 2026.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of July 3, 2022, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year Ending:	Operating Leases	Finance Leases	Total
2022 (remaining six months)	$2,425	$390	$2,815
2023	4,487	946	5,433
2024	4,636	946	5,582
2025	5,217	946	6,163
2026	4,516	—	4,516
Thereafter	16,604	—	16,604
Total undiscounted lease payment	37,885	3,228	41,113
Present value adjustment	(8,482)	(166)	(8,648)
Total lease liabilities	29,403	3,062	32,465
Less: lease liabilities, current	2,843	865	3,708
Lease liabilities, noncurrent	$26,560	$2,197	$28,757

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

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

	Three Months Ended	Six Months Ended
	July 3,	July 3,
	2022	2022
Finance lease cost
Amortization of ROU assets	$236	$314
Interest on lease liabilities	24	32
Operating lease cost	1,156	2,263
Short-term lease cost	187	395
Variable lease cost	187	367
Total lease cost	$1,790	$3,371

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,398	$2,908
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$344	$344

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$3,763
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,839	$1,839

Weighted-average remaining lease term - finance leases	45 months	45 months
Weighted-average remaining lease term - operating leases	95 months	95 months
Weighted-average discount rate - finance leases	3.00%	3.00%
Weighted-average discount rate - operating leases	6.52%	6.52%

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Prior to the adoption of ASC 842

Rent expense for non-cancelable operating leases was $0.7 million and $1.5 million for the three and six months ended July 4, 2021, respectively, and was included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of July 3, 2022, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. In connection with the Company’s IPO, all convertible preferred stock was converted to the Company’s common stock. As of July 3, 2022 and January 2, 2022, no shares of preferred stock were issued and outstanding.

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

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock with a $0.001 par value as of July 3, 2022 and January 2, 2022. As of July 3, 2022 and January 2, 2022, there were 38,931,050 and 38,421,124 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. No dividends have been declared to date. As of July 3, 2022, the Company has reserved 322,793 shares of common stock for issuance upon the exercise of stock options, 208,914 shares of common stock to settle the CEO Special Compensation Awards in March 2023, and 3,858,470 shares of common stock for future issuance under the equity plans described in Note 10, Equity-Based Compensation.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On April 1, 2022, the Company filed a Registration Statement on Form S-8 (the “Form S-8”) with the SEC for the purpose of registering an aggregate of 5,921,056 shares of the Company’s common stock, consisting of 4,736,845 shares of common stock issuable pursuant to the Omnibus Equity Plan and 1,184,211 shares of common stock issuable pursuant to the ESPP.  Under the Omnibus Equity Plan, the Company had 2,674,259 shares available for grant as of July 3, 2022. The compensation committee of the Company’s board of directors (the “compensation committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The compensation committee may or may not issue the full number of shares that are reserved for issuance.

Under the ESPP, certain Company employees may purchase shares of the Company’s common stock at a 15% discount in future offerings. The Company initially reserved 743,803 shares of common stock for future issuance under the ESPP, which was subsequently increased to 1,184,211 per the Form S-8. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2022 and ending in 2031, by a number of shares equal to (a) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s board of directors. As of July 3, 2022, no offerings have commenced under the ESPP, nor have any shares been issued under the ESPP. We anticipate commencing offerings under the ESPP during the third quarter of 2022.

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

Under the Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the CEO will receive two bonuses which will be settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses were subject to the guidance within ASC 718 and, were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification. The Company records the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. During the three and six months ended July 3, 2022, the Company recognized equity-based compensation related to the two bonuses of  $0.4 million and $1.5 million, respectively.  During the three and six months ended July 3, 2022, the Company issued 0 and 208,914 of fully-vested shares, respectively, upon satisfaction of the service performed through March 31, 2022. On March 31, 2023, the Company will issue 208,914 fully-vested shares to the CEO upon satisfaction of the requisite service period.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 2, 2022	322,793	$11.35	9.29	—
Granted	—	—	—
Outstanding as of July 3, 2022	322,793	$11.35	8.79	$—
Exercisable as of July 3, 2022	161,397	$11.35	8.79	$—
Vested and expected to vest as of July 3, 2022	322,793	$11.35	8.79	$—

There were no options granted during the three and six months ended July 3, 2022.  There were 322,793 options granted during the three and six months ended July 4, 2021.

During the three and six months ended July 3, 2022, equity-based compensation expense of $0.3 million and $0.6 million, respectively, and during the three and six months ended July 4, 2021, equity-based compensation expense of $0.2 million was recorded to general and administrative expense related to the stock options. As of July 3, 2022, total unrecognized compensation cost related to unvested stock options was $1.7 million, which is expected to be recognized over a weighted average remaining service period of 1.75 years.

Class P Units

384,522 of the outstanding Class P units included both a service condition and a performance condition, while the remainder of the Class P units only included a service condition. The performance-based vesting condition was satisfied upon completion of the IPO. Equity-based compensation expense of $0.5 million and $0.9 million related to the Class P units was recorded to general and administrative expense in the condensed consolidated statements of operations and comprehensive income for the three and six months ended July 4, 2021, respectively.

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

Class P Distributions

With the completion of the IPO, the performance condition for the distributions related to the Class P units was met and the Company recognized a cumulative catch-up to equity-based compensation. Such amounts payable to the former Class P unit holders (“FCPUs”) were included in accrued expenses and other current liabilities as of January 2, 2022. The distributions payable to the FCPUs were determined to be settled in the three months ended April 3, 2022 as a result of agreements reached with the FCPUs, and were recorded as an increase to additional paid-in capital as such amounts were related to the shares of common stock received by the FCPUs as part of the liquidation of the LP in November 2021. The agreements provided for payments to the FCPUs of up to $0.6 million (if future sales of shares of common stock held by the FCPUs during 2022 occur at a price less than the threshold stated in the agreements), which were recorded as equity-based compensation expense in the three months ended April 3, 2022 and in accrued expenses and other current liabilities

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

as of April 3, 2022.  During the three months ended July 3, 2022, the $0.6 million accrual was reversed as the period in which the FCPUs were eligible for this payment expired on June 20, 2022 with one immaterial payment being triggered under this agreement and the remainder being reversed out of equity-based compensation expense.

Restricted Stock and Restricted Stock Units

Immediately before the completion of the IPO, the LP was liquidated and the Class P unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.7 million and $1.5 million during the three and six months ended July 3, 2022, respectively, related to the exchanged restricted stock. As of July 3, 2022, the unrecognized equity-based compensation expense for all restricted stock is $2.2 million and will be recognized over a weighted-average period of 1.28 years.

During the three and six months ended July 3, 2022, the Company granted 165,800 RSUs and 2,063,444 RSUs, respectively, to certain executives and employees which vest over a two- or three- year service period, and 19,387 RSUs and 100,632 RSUs, respectively, to certain directors which vest over a six-month to three-year service period. The Company recognized equity-based compensation expense of $2.2 million and $4.3 million during the three and six months ended July 3, 2022, respectively, related to the RSUs. As of July 3, 2022, the unrecognized equity-based compensation expense is $13.9 million and will be recognized over a weighted-average period of 2.7 years.

		Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 2, 2022	381,612	$5.39
Restricted stock granted	—	—
Restricted stock vested	(116,154)	5.41
Restricted stock forfeited	(22,693)	5.39
Balance at July 3, 2022	242,765	$5.38

	Unvested	Weighted-
	Restricted	Average Fair
	Stock Units	Value per Share
Balance at January 2, 2022	—	—
Restricted stock units granted	2,164,076	$9.59
Restricted stock units vested	(425,195)	10.04
Restricted stock units forfeited	(158,180)	10.02
Balance at July 3, 2022	1,580,701	$9.43

11.Income Taxes

Beginning in fiscal 2022, the Company’s quarterly tax provision is calculated using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, this estimated annual ETR is updated, and a year-to-date calculation of the provision is made. Prior to fiscal 2022, the Company’s quarterly tax provision was

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

calculated using a discrete approach, as allowed by FASB ASC 740, Income Taxes. The discrete method was previously applied when it was not possible to reliably estimate the annual effective tax rate.

All of the Company’s income before income taxes is from the United States. The following table presents the components of the provision for income taxes (in thousands):

	Three Months Ended
	July 3,	July 4,
	2022	2021
Income before provision for income taxes	$10,794	$11,640
Provision for income taxes	(4,795)	(3,296)
Effective tax rate	(44.42)%	(28.32)%

	Six Months Ended
	July 3,	July 4,
	2022	2021
Income before provision for income taxes	$13,898	$10,428
Provision for income taxes	(5,856)	(3,459)
Effective tax rate	(42.14)%	(33.17)%

For the three and six months ended July 3, 2022, the Company’s effective tax rate differs from the federal income tax rate of 21% primarily due to state taxes, non-deductible executive compensation, and non-deductible equity-based compensation expenses.

The Company’s effective tax rate for the three and six months ended July 4, 2021, differs from the federal income tax rate of 21% primarily due to state taxes and non-deductible equity-based compensation expenses.

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

Transactions with the LP

Certain of the Company’s transactions with the LP are classified as a component within additional paid-in capital in the condensed consolidated statements of redeemable preferred stock, convertible preferred stock and stockholders’ equity (deficit) as there are no defined payments or other terms associated with these transactions. Such transactions included equity-based compensation related to outstanding Class P units of $0.5 million and $0.9 million during the three and six months ended July 4, 2021, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series B-1 Redeemable Preferred Stock Issuance

The Series B-1 Preferred Stock shares purchased by current executives were recorded at fair value and the excess of the fair value of $2.02 per share over the consideration paid of $1.00 per share was recorded as equity-based compensation of $0.0 million and $1.5 million in the three and six months ended July 4, 2021, respectively.

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

Our business rebounded from the initial impact of the pandemic on consumer behavior and, for fiscal 2021, our net revenue grew by 51%, compared to the prior year. During the three and six months ended July 3, 2022, our net revenue grew by 27% and 41%, respectively, compared to the same periods of the prior year.

We expect the effects of the COVID-19 pandemic and related macro-economic trends, such as inflation, supply chain pressures, shipping costs and the emergence of new variants of COVID-19, to have a continued impact on our business, results of operations, our growth and financial condition during fiscal 2022. We continue to take actions to adjust to the changing COVID-19 business environment and related inflationary and supply chain pressures, including placing orders earlier than pre-pandemic times, leveraging our “test, learn and reorder” approach to test small order quantities and then graduate successful styles to our re-order algorithms and diversifying our supply chain network to mitigate rising costs and service delays. Although we continue to face a challenging environment due to the COVID-19 pandemic and related macro-economic trends, we have successfully been able to, and plan to continue to take such proactive measures to mitigate the impact on our business.

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

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021

	(in thousands , except percentages and Average Order Value)
Gross Margin	45.8%	49.6%	46.5%	47.8%
Net income	$5,999	$8,344	$8,042	$6,969
Adjusted EBITDA (1)	$14,793	$17,774	$24,704	$23,164
Adjusted EBITDA Margin (1)	11.2%	17.2%	10.1%	13.4%
Active Customers (2)	3,250	2,130	3,250	2,130
Average Order Value	$137	$121	$135	$117
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

Gross Margin

We define Gross Margin as gross profit as a percentage of our net revenue. Gross profit is equal to our net revenue less cost of revenue. Certain of our competitors and other retailers may report cost of revenue differently than we do. As a result, the reporting of our gross profit and Gross Margin may not be comparable to other companies.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes that certain non-GAAP financial measures provide investors of our financial information with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we calculate as income before interest expense, income taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and management fees. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$5,999	$8,344	$8,042	$6,969
Depreciation and amortization	1,009	696	1,850	1,421
Interest expense	157	3,617	365	7,424
Income tax provision	4,795	3,296	5,856	3,459
Management fees (1)	—	160	—	317
Equity-based compensation expense (2)	2,833	1,661	8,591	3,574

Adjusted EBITDA	$14,793	$17,774	$24,704	$23,164
Adjusted EBITDA Margin	11.2%	17.2%	10.1%	13.4%
(1)

Represents management fees and expenses paid pursuant to the professional services agreement with H.I.G. Capital, LLC and Institutional Venture Partners for consulting and other services. All outstanding management fees were settled and the management agreement was terminated at the time of the Company’s initial public offering in 2021.

(2)  The three and six months ended July 3, 2022, include equity-based compensation expense for restricted stock unit awards granted during these periods, as well as equity-based awards granted in prior periods.  The three and six months ended July 4, 2021, include equity-based compensation expense for equity-based awards granted in these periods and prior periods, as well as the excess of fair value over the consideration paid for Series B-1 Preferred Stock that was issued to certain employees in March 2021.

Net Debt

Net Debt is a non-GAAP financial measure that we calculate as total debt, which includes the revolving line of credit, less cash and cash equivalents.  We consider Net Debt to be an important supplemental measure of our financial position, which is used by management to analyze our leverage, and which we believe is helpful to investors in order to monitor leverage and evaluate the balance sheet. A limitation associated with using Net Debt is that it subtracts cash and cash equivalents and therefore may imply that there is less Company debt than the most comparable GAAP measure indicates. Our non-GAAP financial measures, including Net Debt, should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.

A reconciliation to non-GAAP Net Debt from Total Debt as of July 3, 2022 and January 2, 2022, respectively, is as follows:

	As of
	July 3, 2022	January 2, 2022

	(in thousands)
Revolving line of credit, long term	$(15,000)	$(25,000)
Total debt	(15,000)	(25,000)

Cash and cash equivalents	8,343	11,402
Net Debt	$(6,657)	$(13,598)

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, “Item 1A. Risk Factors” in our 2021 10-K.

Customer Acquisition

Our business performance depends in part on our continued ability to cost-effectively acquire new customers. We define customer acquisition cost (“CAC”) as our brand and performance marketing expenses attributable to acquiring new customers, including, but not limited to, agency costs and marketing team costs but excluding any applicable equity-based compensation, divided by the number of customers who placed their first order with us in a given period. As a digital brand, our marketing strategy is primarily focused on brand awareness marketing and digital advertising in channels like search, social, and programmatic - platforms that enable us to engage our customers where they spend their time, and in many cases also quickly track the success of our marketing, which allows us to adjust and optimize our marketing spend.

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. During the trailing twelve months ended July 3, 2022, we served 3.2 million Active Customers compared to 2.1 million for the trailing twelve months ended July 4, 2021.

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

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021

	(in thousands)
Net revenue	$131,512	$103,574	$243,414	$172,541
Cost of revenue	71,345	52,154	130,269	90,008
Gross profit	60,167	51,420	113,145	82,533

Selling and marketing expenses	25,851	15,064	47,737	28,499
General and administrative expenses	23,392	21,151	51,226	36,240
Income from operations	10,924	15,205	14,182	17,794

Other income (expense), net:
Interest expense	(157)	(3,617)	(365)	(7,424)
Other income, net	27	52	81	58
Total other expense, net	(130)	(3,565)	(284)	(7,366)

Income before income taxes	10,794	11,640	13,898	10,428
Income tax provision	(4,795)	(3,296)	(5,856)	(3,459)
Net income	$5,999	$8,344	$8,042	$6,969

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	54	50	54	52
Gross profit	46	50	46	48

Selling and marketing expenses	20	15	20	17
General and administrative expenses	18	20	21	21
Income from operations	8	15	5	10

Other income (expense), net:
Interest expense	—	(4)	—	(4)
Other income, net	—	—	—	—
Total other expense, net	—	(4)	—	(4)

Income before income taxes	8	11	5	6
Income tax provision	(4)	(3)	(2)	(2)
Net income	4%	8%	3%	4%

Comparisons for the Three Months Ended July 3, 2022 and July 4, 2021

Net Revenue

	Three Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Net revenue	$131,512	$103,574	$27,938	27%

Net revenue increased in the three months ended July 3, 2022 by $27.9 million, or 27%, compared to the three months ended July 4, 2021. The increase is primarily due to an increase in the following key revenue drivers: 29% increase in Total Orders Placed and a 13% increase in the Average Order Value, which was partially offset by higher sales returns in the second quarter of 2022.  We also experienced slower net revenue growth as a result of macro-economic pressures impacting our customers’ spending. Further, during May 2022, Google made certain changes to its search algorithms that temporarily negatively impacted our rankings in organic searches, which we believe resulted in lost traffic and sales.

Cost of Revenue

	Three Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue	$71,345	$52,154	$19,191	37%

Cost of revenue increased in the three months ended July 3, 2022 by $19.2 million, or 37%, compared to the same period last year, which was primarily driven by the increase in our net revenue. Additionally, we recognized higher costs associated with returned products as well as an increase in outbound shipping costs related to fuel surcharges in the three months ended July 3, 2022 compared to the same period of the prior year.

Selling and Marketing Expenses

	Three Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$25,851	$15,064	$10,787	72%

Selling and marketing expenses increased in the three months ended July 3, 2022 by $10.8 million, or 72%, compared to the three months ended July 4, 2021. We increased our online marketing expenses to acquire new customers and retain existing customers by $9.5 million, or 88%, compared to the same period in the prior year. In addition, merchant processing fees increased by $1.0 million in the three months ended July 3, 2022 compared to the same period of the prior year due to the increase in net revenue.

General and Administrative Expenses

	Three Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$23,392	$21,151	$2,241	11%

General and administrative expenses increased by $2.2 million in the three months ended July 3, 2022, or 11%, compared to the three months ended July 4, 2021. The increase was primarily due to higher equity-based compensation expense of $1.2 million related to equity-based awards issued through the second quarter of 2022. Our variable (direct) labor costs increased by $1.3 million, an increase of 21% from the same period in the prior year, due to higher sales, partially offset by labor efficiencies. Additionally, there was a $1.2 million increase in insurance costs and professional services, which was primarily driven by a $1.0 million increase in director and officer insurance costs associated with being a public company. These increases were partially offset by a $1.2 million decrease in fixed labor costs driven by lower bonus expense. Fixed labor costs were 6.0% of net revenue for the period, compared to 8.7% in the same period in the prior year.

Interest Expense

Interest expense decreased significantly in the three months ended July 3, 2022 by $3.5 million, or 96%, compared to the three months ended July 4, 2021. The decrease is attributable to the repayment of our Term Loan with the proceeds from our IPO in November 2021, which was partially offset by interest expense and unused fees related to the New Revolving Facility, under which $15.0 million of borrowings remained outstanding as of July 3, 2022.

Income Tax Provision

Our income tax provision in the three months ended July 3, 2022 increased by $1.5 million, or 45%, to $4.8 million, compared to the quarter ended July 4, 2021. The increase in the income tax provision was primarily due to an increase in non-deductible equity-based compensation expenses and non-deductible executive compensation expenses.

Comparisons for the Six Months Ended July 3, 2022 and July 4, 2021

Net Revenue

	Six Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Net revenue	$243,414	$172,541	$70,873	41%

Net revenue increased in the six months ended July 3, 2022 by $70.9 million, or 41%, compared to the six months ended July 4, 2021. The increase is primarily due to an increase in the following key revenue drivers: 38% increase in Total Orders Placed and a 16% increase in the Average Order Value which was partially offset by higher sales returns in the second quarter of 2022.

Cost of Revenue

	Six Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue	$130,269	$90,008	$40,261	45%

Cost of revenue increased in the six months ended July 3, 2022 by $40.3 million, or 45%, compared to the six months ended July 4, 2021, which was primarily driven by the increase in our net revenue. Additionally, we recognized higher costs associated with returned product as well as an increase in outbound shipping costs related to fuel surcharges in the three months ended July 3, 2022 compared to the same period of the prior year.

Selling and Marketing Expenses

	Six Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$47,737	$28,499	$19,238	68%

Selling and marketing expenses increased in the six months ended July 3, 2022 by $19.2 million, or 68%, compared to the six months ended July 4, 2021. We increased our online marketing expenses to acquire new customers and retain existing customers by $16.5 million, or 80%, compared to the same period in the prior year. In addition, merchant processing fees increased by $2.2 million in the six months ended July 3, 2022 compared to the same period of the prior year due to the increase in net revenue.

General and Administrative Expenses

	Six Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$51,226	$36,240	$14,986	41%

General and administrative expenses increased by $15.0 million in the six months ended July 3, 2022, or 41%, compared to the six months ended July 4, 2021. The increase was primarily due to higher equity-based compensation expense of $5.0 million related to equity-based awards issued through the second quarter of 2022. Our fixed labor costs increased by $2.2 million, or 15%, driven by higher base wages and benefits expense. Fixed labor costs were 7.0% of net revenue for the period, compared to 8.7% in the same period in the prior year. Our variable (direct) labor costs increased by $3.9 million, an increase of 38% from the same period in the prior year, due to higher sales partially offset by labor efficiencies. Additionally, there was a $3.5 million increase in insurance costs and professional services, which was primarily driven by a $2.0 million increase in director and officer insurance costs due to being a public company. The remaining increases to our general and administrative expenses were due to increases in shipping supplies, hardware, software and travel costs to support our higher sales during the period.  These increases were partially offset by a $0.4 million reduction in management fees as our management agreement was terminated at the time of our IPO in 2021.

Interest Expense

Interest expense decreased significantly in the six months ended July 3, 2022 by $7.1 million, or 95%, compared to the six months ended July 4, 2021. The decrease is attributable to the repayment of our Term Loan with the proceeds from our IPO in November 2021, which was partially offset by interest expense and unused fees related to the borrowings outstanding under the New Revolving Facility as of July 3, 2022.

Income Tax Provision

Our income tax provision in the six months ended July 3, 2022 increased by $2.4 million, or 69%, to $5.9 million, compared to the six months ended July 4, 2021. The increase in the income tax provision was primarily due to an increase in our income before taxes, coupled with an increase in non-deductible equity-based compensation expenses and non-deductible executive compensation expenses.

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

Credit Facilities

During November 2021, we entered into a Credit Agreement with Bank of America to provide a revolving facility that provides for borrowings up to $50.0 million. During the term of the Credit Agreement, we may increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million. As of July 3, 2022, we had drawn $15.0 million under the New Revolving Facility and utilized $0.3 million under the letter of credit. As of July 3, 2022, we had $34.8 million available for borrowing under the New Revolving Facility and $7.2 million available to issue letters of credit.

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

Availability and Use of Cash

As of July 3, 2022, we had cash and cash equivalents of $8.3 million and restricted cash of $0.5 million. We believe that our cash and cash equivalents, cash flows from operations and the available borrowings under our New Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2021 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	July 3,	July 4,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$10,588	$29,835
Investing activities	(2,738)	(962)
Financing activities	(10,909)	(12,292)

Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,059)	$16,581

Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, amortization of debt discount and debt issuance costs, interest expense capitalized to principal of debt, equity-based compensation, and the effect of changes in working capital and other activities.

In the six months ended July 3, 2022, net cash provided by operating activities decreased by $19.2 million to $10.6 million from $29.8 million in the same period of the prior year.  The decrease in cash provided by operating activities was primarily driven by an increase of $1.0 million in net income to $8.0 million for the six months ended July 3, 2022 compared to net income of $7.0 million for the six months ended July 4, 2021. In addition, there was an increase of $5.1 million of non-cash items which changed to a net increase of $10.8 million in the six months ended July 3, 2022 from a net increase of $5.7 million in the six months ended July 4, 2021, which was primarily driven by a $5.0 million increase in equity-based compensation expense, a $1.5 million increase in noncash lease expense as a result of the adoption of ASC 842 in 2022, and a reduction of $0.8 million in deferred income tax benefits, offset by a reduction of $1.3 million in amortization of debt discount and debt issuance costs and a $1.4 million reduction in interest capitalized to principal of long-term debt and revolving line of credit, for the six months ended July 3, 2022 from the six months ended July 4. 2021. There was a net decrease in cash of $25.4 million attributed to changes in operating assets and liabilities to an $8.2 million net decrease for the six months ended July 3, 2022 from a $17.2 million net increase for the six months ended July 4, 2021. This was driven primarily by $22.1 million higher inventory balances to support a higher sales volume, a $3.7 million decrease in accrued expenses and other current liabilities, a decrease in operating lease liabilities of $1.0 million and a $3.2 million decrease in income taxes payable; these were partially offset by $1.7 million higher accounts payable and a $2.0 million lower decline in assets for recovery for the six months ended July 3, 2022 compared to the six months ended July 4, 2021.

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

In the six months ended July 3, 2022, net cash used in investing activities was $2.7 million, which was a $1.7 million increase from $1.0 million in the six months ended July 4, 2021. This was attributable to capital expenditures related to the opening of our new distribution facility in Ontario, California as well as equipment for our general operations, software and hardware purchases, and internally developed software.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Credit Facility and New Revolving Facility and issuance of preferred stock.

In the six months ended July 3, 2022, net cash used in financing activities was $10.9 million, which was a $1.4 million decrease from $12.3 million in the six months ended July 4, 2021. This decrease was attributable primarily to a reduction of $5.1 million in repayments of long-term debt, offset by a $1.4 million increase in net repayments on revolving line of credit, a $0.5 million increase in payments of offering costs related to the IPO, and a reduction of $1.4 million in proceeds from issuance of redeemable preferred stock.

Contractual Obligations and Commitments

Except for the adoption of FASB ASC 842, Leases, on January 3, 2022 and the related lease obligations as a result of such adoption as described in “Note 6 – Leases” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no other material changes to our contractual obligations and commitments as disclosed in our 2021 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2021 10-K and the notes to the audited consolidated financial statements appearing elsewhere in our 2021 10-K. Except for the change in accounting principle related to our accounting for leases upon the adoption of FASB ASC 842, Leases, there have been no significant changes to our critical accounting policies and estimates as disclosed in our 2021 10-K. Refer to “Note 2 - Significant Accounting Policies: Leases,” “Note 2 - Significant Accounting Policies: Recently Adopted Accounting Pronouncements,” and “Note 6 – Leases” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the change in our accounting for leases.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2021 10-K. There have been no material changes to the risk factors previously disclosed in our 2021 10-K.

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

The foregoing summary of the employment agreements does not purport to be complete and is subject to and qualified in its entirety by the terms of each employment agreement, copies of which are filed as Exhibits 10.1 and 10.2 hereto and incorporated herein by reference.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.1	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Crystal Landsem, dated May 12, 2022	10-Q	001-41059	10.1	5/17/2022
10.2	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Mark Vos, dated May 12, 2022	10-Q	001-41059	10.2	5/17/2022
10.5	Addendum to the Commercial Lease Agreement, dated as of September 6, 2019, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.	S-1	333-260194	10.15	10/12/2021
10.6	Lease Agreement, dated as of January 7, 2019, between Chrin-Carson Development, LLC and the Registrant.	S-1	333-260194	10.17	10/12/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: August 16, 2022	By:	/s/ David McCreight
David McCreight
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2022	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Financial Officer
(Principal Financial and Accounting Officer)