Form 10-Q
period 2022-10-02
Lulu's Fashion Lounge Holdings, Inc.
filed 2022-11-15
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

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

Large accelerated filer	☐,	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2022, there were 39,099,462 shares of the registrant’s common stock, par value $0.001, outstanding.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 2, 2022 and January 2, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021	6
	Condensed Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the thirty-nine weeks ended October 2, 2022 and October 3, 2021	7
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 2, 2022 and October 3, 2021	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: our ability to successfully maintain our desired merchandise assortment or manage our inventory effectively and attract a sufficient number of customers or sell sufficient quantities of our merchandise; the unpredictability and adverse effects of the COVID-19 pandemic; our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors; our efforts to acquire or retain customers; our ability to maintain a high level of engagement with our customers and increase their spending with us; our ability to provide high-quality customer support; our ability to maintain a strong community around the Lulus brand with engaged customers and influencers; our ability to operate in the highly competitive retail apparel industry; our ability to successfully implement our growth strategy; our reliance on third parties to drive traffic to our platform; our use of social media, influencers, affiliate marketing, email, text messages, and direct mail; our exposure to international business uncertainties, including inflation, interest rates and fuel prices; our reliance on consumer discretionary spending; system security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems; any disruption caused by continual updates, augmentation and additions to our technology systems; our reliance on email and other messaging services; risks associated with sourcing, manufacturing, and warehousing; any disruptions to our three distribution facilities; our reliance on independent third-party transportation providers for substantially all of our merchandise shipments and any disruptions or increased transportation costs; risks associated with infringement upon the trademarks, copyrights or other intellectual property rights of third parties, including the risk that we could acquire merchandise from our suppliers without the full right to sell it; and the other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	October 2,	January 2,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$12,465	$11,402
Accounts receivable	5,545	5,649
Inventory, net	49,416	22,176
Assets for recovery	6,685	3,754
Income tax refund receivable	—	748
Prepaids and other current assets	4,596	5,364
Total current assets	78,707	49,093
Restricted cash	507	506
Property and equipment, net	3,995	3,231
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	2,892	2,244
Lease right-of-use assets	31,627	—
Other noncurrent assets	8,492	4,763
Total assets	$180,159	$113,776

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,349	$4,227
Income taxes payable	3,183	—
Accrued expenses and other current liabilities	28,477	21,948
Returns reserve	18,827	9,731
Stored-value card liability	8,812	7,240
Lease liabilities, current	3,932	—
Total current liabilities	69,580	43,146
Revolving line of credit	15,000	25,000
Lease liabilities, noncurrent	28,554	—
Other noncurrent liabilities	120	1,108
Total liabilities	113,254	69,254
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding as of October 2, 2022 and January 2, 2022	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized, and 39,095,778 and 38,421,124 shares issued and outstanding as of October 2, 2022 and January 2, 2022, respectively	39	38
Additional paid-in capital	235,491	222,080
Accumulated deficit	(168,625)	(177,596)
Total stockholders' equity	66,905	44,522
Total liabilities and stockholders' equity	$180,159	$113,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2022	2021	2022	2021
Net revenue	$105,275	$106,320	$348,689	$278,861
Cost of revenue	60,942	55,553	191,211	145,561
Gross profit	44,333	50,767	157,478	133,300
Selling and marketing expenses	19,356	20,509	67,093	49,008
General and administrative expenses	24,418	21,196	75,644	57,436
Income from operations	559	9,062	14,741	26,856
Other income (expense), net:
Interest expense	(329)	(3,612)	(694)	(11,036)
Other income, net	21	16	102	74
Total other expense, net	(308)	(3,596)	(592)	(10,962)
Income before benefit (provision) for income taxes	251	5,466	14,149	15,894
Income tax benefit (provision)	678	(1,616)	(5,178)	(5,075)
Net income and comprehensive income	929	3,850	8,971	10,819
Allocation of undistributed earnings to participating securities	—	(1,574)	—	(4,322)
Net income attributable to common stockholders	$929	$2,276	$8,971	$6,497
Net income per share attributable to common stockholders:
Basic	$0.02	$0.13	$0.23	$0.37
Diluted	$0.02	$0.13	$0.23	$0.37
Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	38,711,915	17,462,283	38,448,656	17,462,283
Diluted	38,898,416	17,462,283	38,699,110	17,462,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	For the Thirty-nine Weeks Ended October 2, 2022
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 2, 2022	—	$—	—	$—	38,421,124	$38	$222,080	$(177,596)	$44,522
Issuance of common stock for vesting of restricted stock units (RSUs)	—	—	—	—	228,387	1	(1)	—	—
Issuance of common stock for special compensation award					208,914	—	—	—	—
Shares withheld for withholding tax on RSUs	—	—	—	—	(28,295)	—	(265)	—	(265)
Offering costs related to Initial Public Offering	—	—	—	—	—	—	(290)	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	—	—	—	—	2,648	—	2,648
Equity-based compensation expense	—	—	—	—	—	—	5,126	—	5,126
Net income and comprehensive income	—	—	—	—	—	—	—	2,043	2,043
Balance as of April 3, 2022	—	—	—	—	38,830,130	39	229,298	(175,553)	53,784
Issuance of common stock for vesting of RSUs	—	—	—	—	196,808	—	—	—	—
Shares withheld for withholding tax on RSUs	—	—	—	—	(73,195)	—	(805)	—	(805)
Forfeited shares of restricted stock	—	—	—	—	(22,693)	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	3,447	—	3,447
Net income and comprehensive income	—	—	—	—	—	—	—	5,999	5,999
Balance as of July 3, 2022	—	—	—	—	38,931,050	39	231,940	(169,554)	62,425
Issuance of common stock for vesting of RSUs	—	—	—	—	181,868	—	—	—	—
Shares withheld for withholding tax on RSUs	—	—	—	—	(17,140)	—	(80)	—	(80)
Equity-based compensation expense	—	—	—	—	—	—	3,631	—	3,631
Net income and comprehensive income	—	—	—	—	—	—	—	929	929
Balance as of October 2, 2022	—	$—	—	$—	39,095,778	$39	$235,491	$(168,625)	$66,905

	For the Thirty-nine Weeks Ended October 3, 2021
							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 3, 2021	7,500,001	$16,412	3,129,634	$117,038	17,462,283	$18	$10,622	$(179,641)	$(169,001)
Series B-1 redeemable preferred stock issuance, net of issuance costs of $23	1,450,000	2,908	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	432	—	432
Net loss and comprehensive loss	—	—	—	—	—	—	—	(1,375)	(1,375)
Balance as of April 4, 2021	8,950,001	19,320	3,129,634	117,038	17,462,283	18	11,054	(181,016)	(169,944)
Equity-based compensation expense	—	—	—	—	—	—	681	—	681
Net income and comprehensive income	—	—	—	—	—	—	—	8,344	8,344
Balance as of July 4, 2021	8,950,001	19,320	3,129,634	117,038	17,462,283	18	11,735	(172,672)	(160,919)
Equity-based compensation expense	—	—	—	—	—	—	775	—	775
Net income and comprehensive income	—	—	—	—	—	—	—	3,850	3,850
Balance as of October 3, 2021	8,950,001	$19,320	3,129,634	$117,038	17,462,283	$18	$12,510	$(168,822)	$(156,294)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	October 2,	October 3,
	2022	2021
Cash Flows from Operating Activities
Net income	$8,971	$10,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,980	2,116
Noncash lease expense	2,390	—
Amortization of debt discount and debt issuance costs	118	2,041
Interest expense capitalized to principal of long-term debt and revolving line of credit	—	2,074
Equity-based compensation expense	12,245	5,522
Deferred income taxes	(3,757)	(2,144)
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities:
Accounts receivable	103	(2,557)
Inventories	(27,240)	(6,505)
Assets for recovery	(2,931)	(5,126)
Income taxes payable	3,931	3,852
Prepaid and other current assets	5	(315)
Accounts payable	2,174	(1,989)
Accrued expenses and other current liabilities	19,544	34,836
Operating lease liabilities	(1,806)	—
Other noncurrent liabilities	(405)	(836)
Net cash provided by operating activities	16,333	41,788
Cash Flows from Investing Activities
Capitalized software development costs	(1,869)	(919)
Purchases of property and equipment	(1,902)	(668)
Other	(97)	—
Net cash used in investing activities	(3,868)	(1,587)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	20,000	—
Repayments on revolving line of credit	(30,000)	(8,580)
Repayment of long-term debt	—	(7,595)
Payment of debt issuance costs	—	(61)
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	—	1,427
Principal payments on finance lease obligations	(541)	—
Payment of offering costs related to Initial Public Offering	(832)	—
Other	(28)	(19)
Net cash used in financing activities	(11,401)	(14,828)
Net increase in cash, cash equivalents and restricted cash	1,064	25,373
Cash, cash equivalents and restricted cash at beginning of period	11,908	16,059
Cash, cash equivalents and restricted cash at end of period	$12,972	$41,432

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$12,465	$40,927
Restricted cash	507	505
Total cash, cash equivalents and restricted cash at end of period	$12,972	$41,432

		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	October 2,	October 3,
	2022	2021
Supplemental Disclosure
Cash paid for income taxes, net	$4,834	$3,631
Cash paid for interest	$542	$6,996

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$28,018	$—
Addition of lease liabilities recorded upon adoption of ASC 842	$28,599	$—
Right-of-use assets acquired under operating lease obligations	$1,839	$—
Assets acquired under finance lease obligations	$4,750	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$53	$20
Shares withheld for withholding tax on restricted stock units	$1,150	$—
Debt issuance costs included in accrued expenses	$—	$917
Paid-in-kind interest added to principal balance of long-term debt and revolving line of credit	$—	$2,074
Deferred offering costs in accounts payable	$—	$1,654
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

Impact of the COVID-19 Pandemic

While there continues to be uncertainty related to the COVID-19 pandemic, we believe the significant impact of the pandemic on the demand for our product, related to social distancing mandates, lockdowns, cancelled social events and travel, has largely subsided.  However, we are still susceptible to broader COVID-19 risks globally, especially in relation to our supply chain. We continue to take actions to anticipate changes in the business environment and supply chain pressures, including placing orders earlier than pre-pandemic times, leveraging our “test, learn and reorder” approach to test small order quantities and then graduate successful styles to our re-order algorithms and diversifying our supply chain network to mitigate rising costs and service delays. We have modified our business practices in response to the COVID-19 pandemic and plan to continue to take proactive measures.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, fuel prices, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in fiscal 2022 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During fiscal 2022, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 2, 2022 and its results of operations for the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021 and its cash flows for the thirty-nine weeks ended October 2, 2022 and October 3, 2021. The results of operations for the thirty-nine weeks ended October 2, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2023 or for any other future annual or interim period.

The condensed consolidated balance sheet as of January 2, 2022 was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

has not experienced any losses on its cash deposits. As of October 2, 2022 and January 2, 2022, a single wholesale customer represented 23% and 24%, respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances during the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 2, 2022	$145	$7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(1,786)
Increase due to cash received, excluding amounts recognized as revenue during the period	315	1,838
Balance as of April 3, 2022	315	7,292
Revenue recognized that was included in contract liability balance at the beginning of the period	(315)	(2,330)
Increase due to cash received, excluding amounts recognized as revenue during the period	101	3,140
Balance as of July 3, 2022	101	8,102
Revenue recognized that was included in contract liability balance at the beginning of the period	(101)	(3,568)
Increase due to cash received, excluding amounts recognized as revenue during the period	42	4,278
Balance as of October 2, 2022	$42	$8,812

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 3, 2021	$792	$4,973
Revenue recognized that was included in contract liability balance at the beginning of the period	(792)	(792)
Increase due to cash received, excluding amounts recognized as revenue during the period	5,949	741
Balance as of April 4, 2021	5,949	4,922
Revenue recognized that was included in contract liability balance at the beginning of the period	(5,949)	(542)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,259	1,307
Balance as of July 4, 2021	1,259	5,687
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,259)	(117)
Increase due to cash received, excluding amounts recognized as revenue during the period	247	924
Balance as of October 3, 2021	$247	$6,494

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $14.8 million and $13.9 million for the thirteen weeks ended October 2, 2022 and October 3, 2021, respectively, and $52.0 million and $34.0 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively.

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

The following table presents the calculation of basic and diluted weighted average shares used to compute net income per share attributable to common stockholders:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Weighted average shares used to compute net income per share attributable to common stockholders – Basic	38,711,915	17,462,283	38,448,656	17,462,283
Dilutive securities:
Unvested restricted stock	38,845	-	67,197	-
Unvested restricted stock units	61,330	-	79,745	-
Special compensation awards	86,326	-	103,512	-
Weighted average shares used to compute net income per share attributable to common stockholders – Diluted	38,898,416	17,462,283	38,699,110	17,462,283

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Series A convertible preferred stock	—	3,129,634	—	3,129,634
Stock options	322,793	322,793	322,793	322,793
Unvested restricted stock	164,547	—	164,547	—
Unvested restricted stock units	1,151,584	—	918,593	—
Employee stock purchase plan shares	46,494	—	46,494	—
Total	1,685,418	3,452,427	1,452,427	3,452,427

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a right-of-use asset and lease liability on their condensed consolidated balance sheets for all leases with a term longer than 12 months. Under the new lease standard, the Company determines if an arrangement is a lease at inception. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record right-of-use assets and lease liabilities for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today and are not recorded on the Company’s balance sheet. The Company adopted the new standard as of January 3, 2022 on a modified retrospective basis under the alternative transition method. The Company elected to take the practical expedient to not separate lease and non-lease components as part of the adoption. Lease agreements entered into after the adoption of Topic 842 that include lease and non-lease components are accounted for as a single lease component. Beginning on January 3, 2022, the Company’s operating leases, excluding those with terms less than 12 months, were discounted and recorded as assets and liabilities on the Company’s balance sheet. As of the effective date of adoption, the Company recognized lease right-of-use assets of $28.0 million, which included $0.4 million previously recorded as prepaid rent net of $1.0 million previously recorded as deferred rent, $2.2 million of current lease liabilities and $26.4 million in lease liabilities, net of current portion, related to its operating leases.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, revolving line of credit and long-term debt. As of October 2, 2022 and January 2, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of the Company’s New Revolving Facility that provides for borrowings up to $50.0 million (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	October 2,	January 2,
	in Years	2022	2022
Leasehold improvements	3-8	$3,686	$3,502
Equipment	3-7	2,127	3,278
Furniture and fixtures	3-7	1,765	2,123
Construction in progress		82	107
Total property and equipment		7,660	9,010
Less: accumulated depreciation and amortization		(3,665)	(5,779)
Property and equipment, net		$3,995	$3,231

Depreciation and amortization of property and equipment for the thirteen weeks ended October 2, 2022 and October 3, 2021 was $0.7 million and $0.3 million, respectively, and for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, was $1.7 million and $0.9 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 2,	January 2,
	2022	2022
Accrued compensation and benefits	$4,890	$8,136
Accrued distributions payable to former Class P unit holders	—	2,648
Accrued marketing	6,059	3,621
Accrued inventory	8,857	2,928
Other	8,671	4,615
Accrued expenses and other current liabilities	$28,477	$21,948

5.Debt

New Revolving Facility

During November 2021, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”) to provide the New Revolving Facility that provides for borrowings up to $50.0 million (the "New Revolving Facility"). During the term of the Credit Agreement, the Company can increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (“Letter of Credit”). During the thirty-nine weeks ended October 2, 2022, the Company borrowed $20 million under the New Revolving Facility and repaid $30.0 million of the outstanding balance. The New Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of October 2, 2022, we had $0.3 million outstanding under the Letter of Credit. As of October 2, 2022, we had $34.8 million available for borrowing under the New Revolving Facility and $7.3 million available to issue letters of credit.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

All borrowings under the Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility, taking into account the sum of outstanding borrowings and Letter of Credit obligations. As of October 2, 2022, the interest rate for the New Revolving Facility was 4.8%. During the thirteen and thirty-nine weeks ended October 2, 2022, the effective interest rate for the New Revolving Facility was 4.7% and 3.7%, respectively.

Amounts borrowed under the Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of October 2, 2022, management has determined that the Company was in compliance with all financial covenants.

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

The effective interest rate on the Term Loan was 13.0% and 12.9% for the thirteen and thirty-nine weeks ended October 3, 2021.

Revolving Facility

Outstanding amounts under the Revolving Facility bore interest at variable rates with a minimum of 7.00%. The Revolving Facility was terminated on November 15, 2021. The effective interest rate for the Revolving Facility was 11.3% for the thirty-nine weeks ended October 3, 2021.  No amounts were outstanding under the Revolving Facility as of October 3, 2021.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive income. Debt discounts and issuance costs are presented as a reduction of long-term debt

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

with the exception of debt issuance costs related to the New Revolving Facility, which are included in other non-current assets in the condensed consolidated balance sheets. As of October 2, 2022 and January 2, 2022, unamortized debt issuance costs recorded within other non-current assets were $0.3 million and $0.4 million, respectively.

Future minimum payments of principal on the Company’s outstanding debt were as follows (in thousands):

Fiscal Year Ending	Amounts
2022 (remaining thirteen weeks)	$—
2023	—
2024	15,000
Total principal amount	$15,000

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

The Company is a lessee under various lease agreements. The determination of whether an arrangement contains a lease and the lease classification is made at lease commencement (date upon which the Company takes possession of the asset). At lease commencement, the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of 12 months or less. The Company has one finance lease and multiple operating leases that are combined and included in the lease right-of-use assets, lease liabilities, current, and lease liabilities, noncurrent on the Company’s condensed consolidated balance sheets.

The Company primarily leases its distribution facilities and corporate offices under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. As of January 3, 2022, the Company had various operating leases with a lease term of less than 12 months for its office spaces. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. As of October 2, 2022, the Company had immaterial remaining obligations for the base rent related to the short-term leases.

The Company also leases equipment under one master finance lease agreement, with two equipment leases that commenced in March 2022 and August 2022, and both expire in March 2026 with lease payments due quarterly through December 2025.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of October 2, 2022, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year Ending:	Operating Leases	Finance Leases	Total
2022 (remaining thirteen weeks)	$1,200	$271	$1,471
2023	4,487	1,252	5,739
2024	4,636	1,252	5,888
2025	5,217	1,252	6,469
2026	4,516	—	4,516
Thereafter	16,604	—	16,604
Total undiscounted lease payment	36,660	4,027	40,687
Present value adjustment	(8,010)	(191)	(8,201)
Total lease liabilities	28,650	3,836	32,486
Less: lease liabilities, current	2,779	1,153	3,932
Lease liabilities, noncurrent	$25,871	$2,683	$28,554

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

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 2,	October 2,
	2022	2022
Finance lease cost
Amortization of ROU assets	$303	$617
Interest on lease liabilities	30	62
Operating lease cost	1,177	3,440
Short-term lease cost	188	583
Variable lease cost	188	555
Total lease cost	$1,886	$5,257

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$491	$3,399
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$197	$541

Right-of-use assets obtained in exchange for new finance lease liabilities	$987	$4,750
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,839

Weighted-average remaining lease term - finance leases	42 months	42 months
Weighted-average remaining lease term - operating leases	93 months	93 months
Weighted-average discount rate - finance leases	3.00%	3.00%
Weighted-average discount rate - operating leases	6.54%	6.54%

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Prior to the adoption of ASC 842

Rent expense for non-cancelable operating leases was $0.7 million and $2.2 million for the thirteen and thirty-nine weeks ended October 3, 2021, respectively, and was included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. The Company has recorded an immaterial reserve as of October 2, 2022 for contingencies where a loss is considered probable and can be reasonably estimated. As of October 2, 2022, the Company was not aware of any other currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. In connection with the Company’s IPO, all convertible preferred stock was converted to the Company’s common stock. As of October 2, 2022 and January 2, 2022, no shares of preferred stock were issued and outstanding.

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

The Company received gross cash proceeds of $1.5 million and incurred nominal issuance costs associated with the Series B-1 Preferred Stock issuance. For accounting purposes, the Company determined the fair value of the Series B-1 Preferred Stock to be $2.02 per share at issuance. The Series B-1 Preferred Stock shares were recorded at fair value and the excess of the fair value over the consideration paid was recorded as equity-based compensation expense of $1.5 million.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock with a $0.001 par value as of October 2, 2022 and January 2, 2022. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. No dividends have been declared to date. As of October 2, 2022, the Company has reserved 322,793 shares of common stock for issuance upon the exercise of stock options, 208,914 shares of common stock to settle the CEO Special Compensation Awards in March 2023, and 4,289,116 shares of common stock available for future issuance under the equity plans described in Note 10, Equity-Based Compensation.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Under the ESPP, the Company initially reserved 743,803 shares of common stock for future issuance.  The number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year beginning in 2022 and ending in 2031, by a number of shares equal to (a) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s board of directors.

On April 1, 2022, the Company filed a Registration Statement on Form S-8 (the “Form S-8”) with the SEC for the purpose of registering an additional 5,921,056 shares of the Company’s common stock, inclusive of 1,536,845 and 384,211 shares associated with automatic increases that occurred on January 3, 2022 under the Omnibus Equity Plan and ESPP, respectively.  An additional 3,200,000 and 800,000 shares were registered in the Form S-8 for the Omnibus Equity Plan and the ESPP, respectively, which represents two years’ worth of estimated future automatic increases in availability for these plans. As of October 2, 2022, the Company had 3,161,102 and 1,128,014 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s board of directors (the “compensation committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The compensation committee may or may not issue the full number of shares that are reserved for issuance.

The Company’s initial ESPP offering period commenced on August 26, 2022. The ESPP consists of consecutive, overlapping 12-month offering periods that begin on each August 26 and February 26 during the term of the ESPP, and end on each August 25 and February 25 occurring 12 months later, as applicable. Each offering period is comprised of two consecutive six-month purchase periods that begin on each August 26 and February 26 within each offering period and end on each February 25 and August 25, respectively, thereafter. The duration and timing of offering periods and purchase periods may be changed by the Company’s board of directors or compensation committee at any time. The ESPP allows participants to purchase shares of the Company’s common stock at a 15 percent discount from the lower of the Company’s stock price on (i) the first day of the offering period or on (ii) the last day of the purchase period and includes a rollover mechanism for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The ESPP also allows participants to reduce their percentage election once during the offering period, but they cannot increase their election until the next offering period. The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and thirty-nine weeks ended October 2, 2022, equity-based compensation expense related to our ESPP was $16 thousand.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen and thirty-nine weeks ended October 2, 2022, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	63.80 to 78.05%
Risk-free interest rate	3.26 to 3.36%
Dividend yield	-
Weighted average fair value per share of ESPP awards granted	$2.72 to 2.93

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (the “Employment Agreement”) with the CEO and granted stock options under the 2021 Equity Plan to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO.

Under the Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the CEO will receive two bonuses which will be settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses were subject to the guidance within ASC 718 and were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification. The Company records the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. During the thirteen and thirty-nine weeks ended October 2, 2022, the Company recognized equity-based compensation expense related to the two bonuses of $0.4 million and $1.9 million, respectively.  During the thirteen and thirty-nine weeks ended October 2, 2022, the Company issued zero and 208,914 of fully-vested shares, respectively, upon satisfaction of the service performed through March 31, 2022. On March 31, 2023, the Company will issue 208,914 fully-vested shares to the CEO upon satisfaction of the requisite service period.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 2, 2022	322,793	$11.35	9.29	—
Granted	—	—	—
Outstanding as of October 2, 2022	322,793	$11.35	8.54	$—
Exercisable as of October 2, 2022	161,397	$11.35	8.54	$—
Vested and expected to vest as of October 2, 2022	322,793	$11.35	8.54	$—

There were no options granted during the thirteen and thirty-nine weeks ended October 2, 2022.  There were 322,793 options granted during the thirteen and thirty-nine weeks ended October 3, 2021.

During the thirteen and thirty-nine weeks ended October 2, 2022, equity-based compensation expense of $0.3 million and $0.9 million, respectively, and during the thirteen and thirty-nine weeks ended October 3, 2021, equity-based compensation expense of $0.3 million and $0.6 million, respectively, was recorded to general and administrative expense related to the stock options. As of October 2, 2022, total unrecognized compensation cost related to unvested stock options was $1.4 million, which is expected to be recognized over a weighted average remaining service period of 1.5 years.

Class P Units

384,522 of the outstanding Class P units included both a service condition and a performance condition, while the remainder of the Class P units only included a service condition. The performance-based vesting condition was satisfied upon completion of the IPO. Equity-based compensation expense of $0.4 million and $1.3 million related to the Class P

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

units was recorded to general and administrative expense in the condensed consolidated statements of operations and comprehensive income for the thirteen and thirty-nine weeks ended October 3, 2021, respectively.

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

Class P Distributions

With the completion of the IPO, the performance condition for the distributions related to the Class P units was met and the Company recognized a cumulative catch-up to equity-based compensation expense. Such amounts payable to the former Class P unit holders (“FCPUs”) were included in accrued expenses and other current liabilities as of January 2, 2022. The distributions payable to the FCPUs were determined to be settled in the thirteen weeks ended April 3, 2022 as a result of agreements reached with the FCPUs, and were recorded as an increase to additional paid-in capital as such amounts were related to the shares of common stock received by the FCPUs as part of the liquidation of the LP in November 2021. The agreements provided for payments to the FCPUs of up to $0.6 million (if future sales of shares of common stock held by the FCPUs during 2022 occur at a price less than the threshold stated in the agreements), which were recorded as equity-based compensation expense in the thirteen weeks ended April 3, 2022 and in accrued expenses and other current liabilities as of April 3, 2022.  During the thirteen weeks ended July 3, 2022 the $0.6 million accrual was reversed as the period in which the FCPUs were eligible for this payment expired on June 20, 2022 with one immaterial payment being triggered under this agreement and the remainder being reversed out of equity-based compensation expense.

Restricted Stock and Restricted Stock Units

Immediately before the completion of the IPO, the LP was liquidated and the Class P unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.7 million and $2.2 million during the thirteen and thirty-nine weeks ended October 2, 2022, respectively, related to the exchanged restricted stock. As of October 2, 2022, the unrecognized equity-based compensation expense for all restricted stock is $1.5 million and will be recognized over a weighted-average period of 1.44 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the thirteen and thirty-nine weeks ended October 2, 2022, the Company granted zero RSUs and 2,063,444 RSUs, respectively, to certain executives and employees which vest over a two- or three- year service period, and 49,297 RSUs and 149,929 RSUs, respectively, to certain directors which vest over a six-month to three-year service period pursuant to the Company’s Non-Employee Director Compensation Program. The Company recognized equity-based compensation expense of $2.2 million and $6.5 million during the thirteen and thirty-nine weeks ended October 2, 2022, respectively, related to the RSUs. As of October 2, 2022, the unrecognized equity-based compensation expense is $12.7 million and will be recognized over a weighted-average period of 1.55 years.

		Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 2, 2022	381,612	$5.39
Restricted stock granted	—	—
Restricted stock vested	(172,725)	5.40
Restricted stock forfeited	(22,693)	5.39
Balance at October 2, 2022	186,194	$5.38

	Unvested	Weighted-
	Restricted	Average Fair
	Stock Units	Value per Share
Balance at January 2, 2022	—	—
Restricted stock units granted	2,213,373	$9.54
Restricted stock units vested	(607,063)	10.06
Restricted stock units forfeited	(158,180)	10.02
Balance at October 2, 2022	1,448,130	$9.27

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

All of the Company’s income before income taxes is from the United States. The following table presents the components of the benefit (provision) for income taxes (in thousands):

	Thirteen Weeks Ended
	October 2,	October 3,
	2022	2021
Income before benefit (provision) for income taxes	$251	$5,466
Benefit (provision) for income taxes	678	(1,616)
Effective tax rate	270.1%	(29.6)%

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Thirty-nine Weeks Ended
	October 2,	October 3,
	2022	2021
Income before provision for income taxes	$14,149	$15,894
Provision for income taxes	(5,178)	(5,075)
Effective tax rate	(36.6)%	(31.9)%

For the thirteen and thirty-nine weeks ended October 2, 2022, the Company’s effective tax rate differs from the federal income tax rate of 21% primarily due to increases in state taxes, non-deductible executive compensation, and non-deductible equity-based compensation expenses.  For the thirteen weeks ended October 2, 2022, the benefit for income taxes was the result of an accrual for a prior year amended tax return offsetting the aforementioned increases in tax.

The Company’s effective tax rate for the thirteen and thirty-nine weeks ended October 3, 2021, differs from the federal income tax rate of 21% primarily due to state taxes and non-deductible equity-based compensation expenses.

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

Transactions with the LP

Certain of the Company’s transactions with the LP are classified as a component within additional paid-in capital in the condensed consolidated statements of redeemable preferred stock, convertible preferred stock and stockholders’ equity (deficit) as there are no defined payments or other terms associated with these transactions. Such transactions included equity-based compensation expense related to outstanding Class P units of $0.4 million and $1.3 million during the thirteen and thirty-nine weeks ended October 3, 2021, respectively.

Series B-1 Redeemable Preferred Stock Issuance

As discussed in Note 8, the Series B-1 Preferred Stock shares purchased by current executives in March 2021 resulted in equity-based compensation expense of zero and $1.5 million in the thirteen and thirty-nine weeks ended October 3, 2021, respectively.

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

Impact of the COVID-19 Pandemic

While there continues to be uncertainty related to the COVID-19 pandemic, we believe the significant impact of the pandemic on the demand for our product, related to social distancing mandates, lockdowns, cancelled social events and travel, has largely subsided.  However, we are still susceptible to broader COVID-19 risks globally, especially in relation to our supply chain. We continue to take actions to anticipate changes in the business environment and supply chain pressures, including placing orders earlier than pre-pandemic times, leveraging our “test, learn and reorder” approach to test small order quantities and then graduate successful styles to our re-order algorithms and diversifying our supply chain network to mitigate rising costs and service delays. We have modified our business practices in response to the COVID-19 pandemic and plan to continue to take proactive measures.

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, fuel prices, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in fiscal 2022 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During fiscal 2022, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2022	2021	2022	2021

	(in thousands , except percentages and Average Order Value)
Gross Margin	42.1%	47.7%	45.2%	47.8%
Net income	$929	$3,850	$8,971	$10,819
Adjusted EBITDA (1)	$5,364	$11,885	$30,068	$35,050
Adjusted EBITDA Margin (1)	5.1%	11.2%	8.6%	12.6%
Active Customers (2)	3,230	2,500	3,230	2,500
Average Order Value	$133	$125	$131	$120
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

Total Orders Placed

We define Total Orders Placed as the number of customer orders placed across our platform during a particular period. An order is counted on the day the customer places the order. We do not adjust the number of Total Orders Placed for any cancellation or return that may have occurred subsequent to a customer placing an order. We consider Total Orders Placed as a key performance metric on the basis that it is directly related to our ability to attract and retain customers as well as drive purchase frequency. Total Orders Placed, together with AOV, is an indicator of the net revenue we expect to generate in a particular period.

Gross Margin

We define Gross Margin as gross profit as a percentage of our net revenue. Gross profit is equal to our net revenue less cost of revenue. Certain of our competitors and other retailers may report cost of revenue differently than we do. As a result, the reporting of our gross profit and Gross Margin may not be comparable to other companies.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

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

Due to these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, management fees and equity-based compensation expense. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition,

Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$929	$3,850	$8,971	$10,819
Depreciation and amortization	1,130	695	2,980	2,116
Interest expense	329	3,612	694	11,036
Income tax (benefit) provision	(678)	1,616	5,178	5,075
Management fees (1)	—	165	—	482
Equity-based compensation expense (2)	3,654	1,947	12,245	5,522
Adjusted EBITDA	$5,364	$11,885	$30,068	$35,050
Adjusted EBITDA Margin	5.1%	11.2%	8.6%	12.6%
(1)

Represents management fees and expenses paid pursuant to the professional services agreement with H.I.G. Capital, LLC and Institutional Venture Partners for consulting and other services. All outstanding management fees were settled and the management agreement was terminated at the time of the Company’s initial public offering in 2021.

(2)  The thirteen and thirty-nine weeks ended October 2, 2022, include equity-based compensation expense for restricted stock units granted during the thirteen- and thirty-nine-week periods, as well as equity-based awards granted in prior periods.  The thirteen and thirty-nine weeks ended October 3, 2021, include equity-based compensation expense for equity-based awards granted during the thirteen- and thirty-nine-week periods and in prior periods, as well as the excess of fair value over the consideration paid for Series B-1 Preferred Stock that was issued to certain employees in March 2021.

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

A reconciliation to non-GAAP Net Debt from Total Debt as of October 2, 2022, and January 2, 2022, respectively, is as follows:

	As of
	October 2, 2022	January 2, 2022

	(in thousands)
Revolving line of credit, long term	$(15,000)	$(25,000)
Total debt	(15,000)	(25,000)

Cash and cash equivalents	12,465	11,402
Net Debt	$(2,535)	$(13,598)

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. During the trailing 12 months ended October 2, 2022, we served 3.2 million Active Customers compared to 2.5 million for the trailing 12 months ended October 3, 2021.

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

Since our IPO, we have incurred significant legal, accounting, and other expenses that we did not incur as a private company. We expect that compliance with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense and other miscellaneous income.

Benefit (Provision) for Income Taxes

The benefit (provision) for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to state taxes, non-deductible executive compensation, and non-deductible equity-based compensation expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, tax audit settlements, and the interaction of various tax strategies.

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue and net income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2022	2021	2022	2021

	(in thousands)
Net revenue	$105,275	$106,320	$348,689	$278,861
Cost of revenue	60,942	55,553	191,211	145,561
Gross profit	44,333	50,767	157,478	133,300

Selling and marketing expenses	19,356	20,509	67,093	49,008
General and administrative expenses	24,418	21,196	75,644	57,436
Income from operations	559	9,062	14,741	26,856

Other income (expense), net:
Interest expense	(329)	(3,612)	(694)	(11,036)
Other income, net	21	16	102	74
Total other expense, net	(308)	(3,596)	(592)	(10,962)

Income before income taxes	251	5,466	14,149	15,894
Income tax benefit (provision)	678	(1,616)	(5,178)	(5,075)
Net income	$929	$3,850	$8,971	$10,819

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	58	52	55	52
Gross profit	42	48	45	48

Selling and marketing expenses	18	19	19	18
General and administrative expenses	23	20	22	21
Income from operations	1	9	4	9

Other income (expense), net:
Interest expense	—	(3)	—	(4)
Other income, net	—	—	—	—
Total other expense, net	—	(3)	—	(4)

Income before income taxes	1	6	4	5
Income tax benefit (provision)	1	(2)	(1)	(2)
Net income	2%	4%	3%	3%

Comparisons for the Thirteen Weeks Ended October 2, 2022 and October 3, 2021

Net Revenue

	Thirteen Weeks Ended		Change
	October 2,	October 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Net revenue	$105,275	$106,320	$(1,045)	(1)%

Net revenue decreased slightly in the thirteen weeks ended October 2, 2022 by $1.0 million, or 1%, compared to the thirteen weeks ended October 3, 2021. The decrease is the result of a 1% decrease in Total Orders Placed, as well as higher return rates in the third quarter of 2022 offset by a 6.4% increase in AOV, net of higher promotions and discounts.

Cost of Revenue

	Thirteen Weeks Ended		Change
	October 2,	October 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue	$60,942	$55,553	$5,389	10%

Cost of revenue increased in the thirteen weeks ended October 2, 2022 compared to the same period of the prior year by $5.4 million, or 10%, compared to the same period last year, which was primarily driven by sales mix shifts into higher product cost categories, higher outbound and returned product shipping costs, as well as the impact of higher depreciation and allocated facility costs related to our Southern California distribution facility that was not in place until late 2021.

Selling and Marketing Expenses

	Thirteen Weeks Ended		Change
	October 2,	October 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$19,356	$20,509	$(1,153)	(6)%

Selling and marketing expenses decreased in the thirteen weeks ended October 2, 2022 by $1.2 million, or 6%, compared to the thirteen weeks ended October 3, 2021 as we utilized a higher mix of promotions and discounts during the quarter.

General and Administrative Expenses

	Thirteen Weeks Ended		Change
	October 2,	October 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$24,418	$21,196	$3,222	15%

General and administrative expenses increased by $3.2 million in the thirteen weeks ended October 2, 2022, or 15%, compared to the thirteen weeks ended October 3, 2021. The increase was primarily due to higher equity-based compensation expense of $1.7 million related to equity-based awards issued through October 2, 2022. Additionally, there was a $1.2 million increase in insurance costs and professional services, which was primarily driven by a $1.0 million increase in director and officer insurance costs associated with being a public company.

Interest Expense

Interest expense decreased significantly in the thirteen weeks ended October 2, 2022 by $3.3 million, or 91%, compared to the thirteen weeks ended October 3, 2021. The decrease is attributable to the repayment of our Term Loan with the proceeds from our IPO in November 2021, which was partially offset by interest expense and unused fees related to the New Revolving Facility, under which $15.0 million of borrowings remained outstanding as of October 2, 2022.

Income Tax Benefit (Provision)

Our income tax benefit (provision) in the thirteen weeks ended October 2, 2022 increased by $2.3 million, or 142%, to a benefit of $0.7 million, compared to a provision of $1.6 million in the thirteen weeks ended October 3, 2021. The increase to an income tax benefit from an income tax provision was primarily due to lower income before taxes and a prior year tax return amendment related to disaster recovery credits accrued in the thirteen weeks ended October 2, 2022.

Comparisons for the Thirty-nine Weeks Ended October 2, 2022 and October 3, 2021

Net Revenue

	Thirty-nine Weeks Ended		Change
	October 2,	October 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Net revenue	$348,689	$278,861	$69,828	25%

Net revenue increased in the thirty-nine weeks ended October 2, 2022 by $69.8 million, or 25%, compared to the thirty-nine weeks ended October 3, 2021. The increase is primarily due to an increase in the following key revenue drivers: 23% increase in Total Orders Placed and a 9% increase in the AOV which was partially offset by higher sales returns in the thirty-nine weeks ended October 2, 2022.

Cost of Revenue

	Thirty-nine Weeks Ended		Change
	October 2,	October 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue	$191,211	$145,561	$45,650	31%

Cost of revenue increased in the thirty-nine weeks ended October 2, 2022 by $45.7 million, or 31%, compared to the thirty-nine weeks ended October 3, 2021, which was primarily driven by the increase in our net revenue. Additionally, we recognized higher returned product shipping costs and higher outbound shipping costs due to fuel surcharges in the thirty-nine weeks ended October 2, 2022 compared to the same period of the prior year.

Selling and Marketing Expenses

	Thirty-nine Weeks Ended		Change
	October 2,	October 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
Selling and marketing expenses	$67,093	$49,008	$18,085	37%

Selling and marketing expenses increased in the thirty-nine weeks ended October 2, 2022 by $18.1 million, or 37%, compared to the thirty-nine weeks ended October 3, 2021. We increased our online marketing expenses to acquire new customers and retain existing customers by $15.8 million, or 44%, compared to the same period in the prior year. In addition, merchant processing fees increased by $2.4 million in the thirty-nine weeks ended October 2, 2022 compared to the same period of the prior year due to the increase in net revenue.

General and Administrative Expenses

	Thirty-nine Weeks Ended		Change
	October 2,	October 3,
	2022	2021	Amount	%

	(in thousands, except percentages)
General and administrative expenses	$75,644	$57,436	$18,208	32%

General and administrative expenses increased by $18.2 million in the thirty-nine weeks ended October 2, 2022, or 32%, compared to the thirty-nine weeks ended October 3, 2021. The increase was primarily due to higher equity-based compensation expense of $6.7 million related to equity-based awards issued through October 2, 2022. Our fixed labor costs increased by $2.4 million, driven by higher outsourced labor mainly in support of our technology areas, along with higher medical benefits; however, fixed labor costs as a percentage of net revenue decreased to 7.5% for the thirty-nine weeks ended October 2, 2022, compared to 8.5% for the same period in the prior year. Our variable (direct) labor costs increased by $3.8 million, an increase of 23% from the same period in the prior year, due to higher sales partially offset by labor efficiencies. Additionally, there was a $4.7 million increase in insurance costs and professional services, which was primarily driven by a $3.0 million increase in director and officer insurance costs due to being a public company. The remaining increases to our general and administrative expenses were due to increases in shipping supplies, hardware, software and travel costs to support our higher sales during the period.  These increases were partially offset by a $0.6 million reduction in management fees as our management agreement was terminated at the time of our IPO in 2021.

Interest Expense

Interest expense decreased significantly in the thirty-nine weeks ended October 2, 2022 by $10.3 million, or 94%, compared to the thirty-nine weeks ended October 3, 2021. The decrease is attributable to the repayment of our Term Loan with the proceeds from our IPO in November 2021, which was partially offset by interest expense and unused fees related to the borrowings outstanding under the New Revolving Facility as of October 2, 2022.

Income Tax Provision

Our income tax provision in the thirty-nine weeks ended October 2, 2022 increased by $0.1 million, or 2%, to $5.2 million, compared to the thirty-nine weeks ended October 3, 2021. The increase in the income tax provision was primarily due to an increase in non-deductible equity-based compensation expenses and non-deductible executive compensation expenses, partially offset by the prior year amended tax return accrual related to disaster recovery credits.

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

Our quarterly gross profit fluctuates primarily based on how we manage our inventory and merchandise mix and has typically been in line with fluctuations in net revenue. When quarterly gross profit fluctuations have been unfavorable relative to the fluctuations in sales, these situations have been driven by non-recurring, external factors, as well as the COVID-19 pandemic in fiscal 2020 and fiscal 2021, which led to increased promotional discounts and higher markdowns in order to optimize our inventory mix and quantities. Additionally, gross profit has recently been impacted by decreases in discretionary consumer spending as a result of inflation and macroeconomic conditions, increased promotions and discounts in response to decreases in consumer spending, and trends observed regarding the levels of returns.

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

Credit Facilities

During November 2021, we entered into a Credit Agreement with Bank of America to provide a revolving facility that provides for borrowings up to $50.0 million (the "New Revolving Facility"). During the term of the Credit Agreement, we may increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). As of October 2, 2022, we had $15.0 million outstanding under the New Revolving Facility and had utilized $0.3 million under the Letter of Credit. As of October 2, 2022, we had $34.8 million available for borrowing under the New Revolving Facility and $7.3 million available to issue letters of credit.

The New Revolving Facility matures on November 15, 2024, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The New Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. A commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility.

With the net proceeds from the IPO and borrowings from the New Revolving Facility, we repaid our Term Loan of $107.2 million on November 15, 2021, which comprised of $105.8 million in principal and $1.4 million of accrued interest. The Credit Facility was terminated on November 15, 2021 and no prepayment penalties were incurred.

Availability and Use of Cash

As of October 2, 2022, we had cash and cash equivalents of $12.5 million and restricted cash of $0.5 million. We believe that our cash and cash equivalents, cash flows from operations and the available borrowings under our New Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2021 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirty-nine Weeks Ended
	October 2,	October 3,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$16,333	$41,788
Investing activities	(3,868)	(1,587)
Financing activities	(11,401)	(14,828)

Net increase in cash, cash equivalents and restricted cash	$1,064	$25,373

Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, amortization of debt discount and debt issuance costs, interest expense capitalized to principal of debt, equity-based compensation expense, and the effect of changes in working capital and other activities.

In the thirty-nine weeks ended October 2, 2022, net cash provided by operating activities decreased by $25.5 million to $16.3 million from $41.8 million in the same period of the prior year.  The decrease in cash provided by operating activities was primarily driven by a decrease of $1.8 million in net income to $9.0 million for the thirty-nine weeks ended October 2, 2022 compared to net income of $10.8 million for the thirty-nine weeks ended October 3, 2021. In addition, there was an increase of $4.4 million of non-cash items which led to a net increase of $14.0 million in the thirty-nine weeks ended October 2, 2022 from a net increase of $9.6 million in the thirty-nine weeks ended October 3, 2021. This was primarily driven by a $6.7 million increase in equity-based compensation expense, a $2.4 million increase in non-cash lease expense as a result of the adoption of ASC 842 in 2022, and a $0.9 million increase in depreciation and amortization, offset by a reduction of $1.9 million in amortization of debt discount and debt issuance costs and a $2.1 million reduction in interest capitalized to principal of long-term debt and revolving line of credit, and an increase of $1.6 million in deferred income taxes for the thirty-nine weeks ended October 2, 2022 from the thirty-nine weeks ended October 3, 2021. There was a net decrease in cash of $28 million attributed to changes in operating assets and liabilities which resulted in a $6.6 million net decrease for the thirty-nine weeks ended October 2, 2022 from a $21.4 million net increase for the thirty-nine weeks ended October 3, 2021. This was driven primarily by $20.7 million higher inventory balances to support a higher sales volume, a $15.3 million decrease in accrued expenses and other current liabilities, and a decrease in operating lease liabilities of $1.8 million; these were partially offset by $4.2 million higher accounts payable, $2.7 million lower accounts receivable, a $2.2 million lower decline in assets for recovery, a $0.4 million decrease in other non-current liabilities, and a $0.3 million decrease in prepaid and other assets for the thirty-nine weeks ended October 2, 2022 compared to the thirty-nine weeks ended October 3, 2021.

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

In the thirty-nine weeks ended October 2, 2022, net cash used in investing activities was $3.9 million, which was a $2.3 million increase from $1.6 million in the thirty-nine weeks ended October 3, 2021. This was attributable to capital expenditures related to the opening of our new distribution facility in Ontario, California as well as equipment for our general operations, software and hardware purchases, and internally developed software.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Credit Facility and New Revolving Facility and issuance of preferred stock.

In the thirty-nine weeks ended October 2, 2022, net cash used in financing activities was $11.4 million, which was a $3.4 million decrease from $14.8 million in the thirty-nine weeks ended October 3, 2021. This decrease was attributable primarily to a reduction of $7.6 million in repayments of long-term debt, and $20 million from borrowing on the revolving line of credit; offset by a $21.4 million increase in net repayments on revolving line of credit, a $0.8 million increase in payments of offering costs related to the IPO, a $0.5 million increase of finance lease payments and a reduction of $1.4 million in proceeds from issuance of redeemable preferred stock.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: November 15, 2022	By:	/s/ David McCreight
David McCreight
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2022	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Financial Officer
(Principal Financial and Accounting Officer)