Form 10-K
period 2023-01-01
Lulu's Fashion Lounge Holdings, Inc.
filed 2023-03-14
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15-U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

At July 3, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $96.9 million based on the closing price of the common stock on such date.

The number of shares of registrant’s common stock outstanding as of March 10, 2023, was 39,289,341.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53 week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2022” and/or “2022” relate to the year ending January 1, 2023, “fiscal 2021” and/or “2021” relate to the year ended January 2, 2022 and “fiscal 2020” and/or “2020” relate to the year ended January 3, 2021. The years ended January 1, 2023 and January 2, 2022 were 52-week years. The year ended January 3, 2021 was a 53-week year.

Throughout this Annual Report on Form 10-K, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Annual Report on Form 10-K, we also reference Adjusted EBITDA, which is a non-GAAP (accounting principles generally accepted in the United States of America) financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, as well as a reconciliation of net income (loss) to Adjusted EBITDA. Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA required by, or presented in accordance, with GAAP.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	If we are not able to successfully maintain our desired merchandise assortment or manage our inventory effectively, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our merchandise;
●	Our success depends on our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors;
●	We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends;
●	The COVID-19 pandemic has had and may in the future have an adverse effect on our labor workforce availability, supply chain, business, financial condition, and results of operations in ways that remain unpredictable;
●	We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, and results of operations;
●	Our business depends on our ability to maintain a strong community around the Lulus brand with engaged customers and influencers.
●	We rely on third parties to drive traffic to our platform;
●	Use of social media, influencers, affiliate marketing, email, SMS, podcast advertisements, promotional partnerships and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties;
●	We operate in the highly competitive retail apparel industry;
●	We may not accurately forecast income and appropriately plan our expenses;
●	Our business is affected by seasonality, which could result in fluctuations in our results of operations;
●	We may not be able to successfully implement our growth strategy;
●	As we pursue our international growth strategy, we will become subject to international business uncertainties;
●	Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers or their ability to obtain financing for their operations;
●	Merchandise returns could harm our business;
●	System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations;

●	We rely significantly on technology and systems to support our supply chain, payments, financial reporting and other key aspects of our business;

●	Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our business, financial condition and results of operations;
●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing;
●	We have three distribution facilities and several administrative offices and disruptions to the operations at these locations could have a material adverse effect on our business, financial condition, cash flows, and results of operations;
●	We rely on third-party suppliers, manufacturers, distributors, and other suppliers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements;
●	Many of our third-party suppliers and manufacturers are based in China, which exposes us to risks inherent in doing business there;
●	We rely upon independent third-party transportation providers for substantially all of our merchandise;
●	We may be unable to protect our trademarks or other intellectual property rights;

●	Unfavorable changes or failure by us to comply with evolving internet and e-commerce regulations could substantially harm our business and results of operations;

●	If our suppliers fail to comply with applicable laws, including a failure to use acceptable labor practices, or if our suppliers suffer disruptions in their businesses, we could suffer adverse business consequences;

●	U.S. import levels may increase and could harm our business;

●	Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise cause us to change the way we do business;

●	A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth;

●	We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders;

●	We expect that our stock price will fluctuate significantly;

●	Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition;

●	There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand; and

●	We depend on our senior management personnel.

PART I

Item 1. Business.

Our Business

Lulus is a customer-driven, digitally-native fashion brand primarily serving a large, diverse community of Millennial and Gen Z women, who typically meet us in their 20s and stay with us through their 30s and beyond. We focus relentlessly on giving our customers what they want. We do this by using data coupled with human insight to deliver a curated and continuously evolving broad assortment of on-trend, affordable luxury fashion for many of life’s moments. Our customer obsession sets the tone for everything we do, from our personalized online shopping experience to our exceptional customer service.

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

Customer-Centric Experience:    We are passionate about building a brand synonymous with exceptional customer service. We have effectively brought the boutique experience online, developing one-on-one relationships with our customers in order to learn and then address their individual needs. Our customers value Lulus for our personalized fit and styling assistance, which remains a top reason for customer contact when additional advice is required beyond that of our popular automated fit analyst tool. Further, we are able to offer standardized sizing across the Lulus assortment, simplifying the shopping experience and giving our customer confidence that she is selecting the best fit.

Leveraging Data to Best Serve our Customer:    We have built a massive dataset which gives us strong insight into our customers. Millions of customers have interacted with us, leaving detailed reviews, interacting with our on-demand Style Advisors, Fit Experts, and Bridal Concierge, and completing checkout surveys. Across Facebook, Instagram, Pinterest, Snapchat, TikTok, Twitter and YouTube, our over 8.1 million followers engage with us through their comments, feedback, photographs, and support of our brand with their digital followers. In aggregate, this dataset gives us a deep understanding of our customers’ preferences.

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

Data-Driven Product Creation Strategy:    Our innovative product creation strategy leverages the power of data and our “test, learn, and reorder” approach to bring new styles online almost every weekday. We are highly focused on optimization of inventory levels to meet customer demand and minimize markdowns. This efficient, data-driven process, coupled with human insight, allows us to respond to fashion trends with speed and precision while significantly reducing risk in our business.

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

Upon attracting a new or existing customer to our website or mobile experience, we seek to maximize conversion through a variety of strategies:

●	Brand Strength and Exclusivity: As a digitally-native fashion brand, we benefit from the ability to focus our resources, as well as our customers’ attention, primarily on the Lulus brand, without the distraction or complexity of managing and marketing a large multi-brand portfolio. As a result, we focus on offering the best possible assortment of Lulus products for our customers.
●	Product Reviews: One of the most important aspects of our digital shopping experience is our extensive database of proprietary customer product reviews, which we first enabled in 2012 and now amounts to over one million reviews. Our website has the functionality to allow customers to upload their own product photos along with their reviews, which bring the products to life on a diverse array of body types.
●	Boutique Styling Experience: We strive to offer exceptional customer service before, during, and after each purchase. We accomplish this by continuously improving the boutique experience on our platform through features such as our product recommendation engine and targeted messaging and with our in-house team of customer service associates who maintain deep expertise of our brand, products, and systems.
●	Personalized and Optimized Shopping Experience: We customize and personalize our interactions with each Lulus customer by monitoring information such as how she arrives on our site, her on-site behavior, and what she buys. Our customer insights, predictive capabilities, product recommendations, and custom-built website work seamlessly together to offer each customer a personalized experience across web, mobile, our mobile app, email, and SMS.

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

Enhance and Retain Existing Customer Relationships

We have a large and growing Lulus community and 3.2 million Active Customers as of January 1, 2023. We continue to leverage data-driven customer insights to develop strong customer relationships and become a one-stop shop for Gen Z and Millennial women. For example, we have had success leveraging data-driven insights across categories to offer personalized suggestions and reminders at targeted points in time, and we are focused on expanding these capabilities to provide enhanced real-time recommendations and post-purchase engagement. Additionally, we continually develop and evaluate new tools and programs designed to improve the key customer metrics that drive our business, such as frequency of purchase and Average Order Value (“AOV”) through the following strategies:

●	Optimization of our website and mobile experience through continued A/B and multivariate testing;
●	Improvement of customer segmentation and personalization features;
●	Leveraging our expanded multi-region distribution facilities to offer faster order delivery and developing new shipping options;
●	Development of our loyalty program, including through the launch of our revamped loyalty program in February 2022, to engender even deeper brand engagement, drive repeat purchase behavior and increase wallet share;
●	Enhancement of our customer service through the expansion of our Style Advisors, Fit Experts, and Bridal Concierge dedicated to creating a truly personalized digital boutique experience;
●	Continued development of our affordable luxury brand positioning and content; and
●	Incorporating new technology that enhances our customers’ experience.

We have learned that enhancing our existing customers’ experience drives increased word-of-mouth (in-person and online) recommendations, which in turn helps grow brand awareness.

Pursue Category Expansion

We believe there is tremendous potential to continue to drive growth in our underpenetrated categories. We have a significant opportunity to grow our share of total apparel budget with expansion into these underdeveloped areas. For example, our success in apparel beyond our core dress categories demonstrates our ability to successfully launch and grow share in new categories. Our deep and personal engagement with our customers through product reviews, exit surveys and social media feedback helps us understand the product categories they are most interested in shopping and will continue to inform the breadth and depth of the categories we offer.

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

Pursue International Expansion

While we expect the majority of our near-term growth to continue to come from the United States, we believe that serving international customers represents a long-term growth opportunity. To date, we have shipped our merchandise to over 100 countries, while spending minimal dollars on marketing outside of the United States, demonstrating our global appeal and broader market opportunity. Our long-term strategy is to increase our focus on our platform and distribution process for international customers, allowing for a more optimized shopping experience, including more flexibility across languages and currencies. We believe that providing a localized shopping experience will significantly enhance our ability to serve customers in international markets.

Suppliers

We collaborate with a network of more than 300 suppliers, who serve as our design and manufacturing partners. These suppliers often give us priority access and exclusivity to designs, given the strong relationships we have built over the last two decades. We do not have any long-term commitments requiring us to purchase minimum volumes from any supplier. We take great effort to ensure that all suppliers share our commitment to quality and ethics, including through adherence to our Vendor and Supplier Code of Conduct.

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

We also use our technology to optimize our operational efficiency as e-commerce fulfillment and reverse logistics are critical to profitability. We have implemented, and will continue to implement, robotics and other automation to support various processes and increase efficiency within our distribution facilities.  Our business model is characterized by high SKU velocity, low to no SKU affinity, quick order-to-to-ship requirements, short return-to-refund timelines, and fast inventory turnover. We have built our own proprietary, integrated e-commerce backend system to minimize cost and maximize customer satisfaction.

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

Security and Data Protection

We are committed to the security of our customers’ data and personal information. We aggregate and analyze data in order to optimize the customer experience internally, and do not monetize the information we collect by selling it to third parties for money for their own external purposes. We utilize both on-premise and cloud-based technologies and undertake technical and other administrative measures to ensure the protection of our systems and customer data. We use various in-house and third-party tools to support our security policies and procedures including user access controls, server monitoring, (web) firewalls, security content policies, and data encryption. We also use external certified security partners to test for vulnerabilities in our software and infrastructure, and assist in our security practices, which are designed to comply with the Payment Card Industry Data Security Standard. Finally, we have implemented processes and procedures to allow customers to review and remove their non-transactional account data and to opt out of the sharing or selling of their personal information.

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

Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Historically, our net revenue is highest in our second and third fiscal quarters compared to the rest of the year due to higher demand for special event dresses and spring and summer fashion. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations. We recognized 25%, 30%, 24% and 21% of our annual net revenue during the first, second, third and fourth quarters of 2022, respectively.

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

Under applicable federal and state laws and regulations addressing privacy and data security, we must provide notice to consumers of our policies with respect to the collection and use of personal information, our sharing of personal information with third parties, and notice of any changes to our data handling practices. In some instances, we may be obligated to give customers the right to prevent sharing or selling of their personal information with third parties. Under applicable federal and state laws, we also are required to adhere to a number of requirements when sending commercial email to consumers, including identifying advertising and promotional emails as such, ensuring that subject lines are not deceptive, giving consumers an opportunity to opt-out of further communications and clearly disclosing our name and physical address in each commercial email. Regulation of privacy and data security matters is an evolving area, with new laws and regulations enacted frequently. For example, California enacted the California Consumer Privacy Act (“CCPA”) which has been significantly amended and expanded by the California Privacy Rights Act (“CPRA”) and which, among other things, requires certain disclosures to California consumers, and affords such consumers new abilities to opt out of certain sales and sharing of personal information, including with regard to targeted advertising activities. Additionally, Colorado, Connecticut, Virginia, and Utah have all enacted data privacy legislation and other states are following suit. In addition, under applicable federal and state unfair competition laws, including the California Consumer Legal Remedies Act and Federal Trade Commission (“FTC”) regulations, we must, and our network of influencers may be required to, accurately identify product offerings, not make misleading claims on our websites or in advertising, and use qualifying disclosures where and when appropriate. The growth and demand for e-commerce could result in more stringent domestic and foreign consumer protection laws that impose additional compliance burdens on companies that transact substantial business on the internet.

Our international business is subject to additional laws and regulations, including environmental laws and restrictions on imports from, exports to, and services provided to persons located in certain countries and territories, as well as foreign laws and regulations addressing topics such as advertising and marketing practices, customs duties and taxes, privacy, data protection, information security and consumer rights, any of which might apply by virtue of our sales in foreign countries and territories or our contacts with consumers in such foreign countries and territories. For example, the United States and China and the United States and Mexico, where certain of our products are manufactured, have recently engaged in an escalating trade war, which has led to each side threatening tariffs that could adversely affect our business and results of operations or cause us to relocate manufacturing to other countries and territories, which could disrupt our operations. In addition, the General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”), the UK Data Protection Act 2018, and the Swiss Data Protection Act (“FADP”) impose stringent requirements regarding the collection, handling, use and transfer of personal data of individuals located in the European Economic Area (“EEA”) and provide for substantial penalties for noncompliance. These regulations impact the use of cookies, tracking technologies and other e-marketing efforts, and there has been significant recent European court and regulatory decisions in this area, including through privacy activists. More generally, many foreign jurisdictions have laws, regulations, or other requirements relating to privacy, data protection, and consumer protection, and countries and territories are adopting new legislation or other obligations with increasing frequency. Many of these laws may require disclosure to and consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. In addition, in December 2022, a provisional political agreement was reached between the European Parliament and the Council of the EU regarding deforestation-free supply chains. The resulting proposed regulation, once it is formally adopted, is expected to require that certain commodities including cattle, cocoa, coffee, oil palm, soya, wood, and rubber, and certain products derived therefrom, that are placed on the EU market, or exported from the EU market, no longer contribute to deforestation or forest degradation. This proposed EU regulation, of which draft text has been approved by the Permanent Representatives’ Committee (Interinstitutional File No. 2021/0366 (COD)), is expected at this time to contain requirements including due diligence and traceability obligations necessitating the linking of certain commodities and certain derived products to their place of production. We do not know of any existing environmental law, regulation nor condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.

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

Environmental, Social, and Governance (ESG)

At Lulus, we believe in being responsible business stewards and strive to understand the impact that our business has on our employees, customers, and the planet.  We will look for opportunities to play a constructive role in addressing the environmental, social, and governance (“ESG”) challenges of the fashion industry while working towards creating long-term value for our Company and our stakeholders.

Governance. Lulus’ ESG efforts are overseen by our Board of Directors through our Nominating and Corporate Governance Committee. Our Executive Chairman and General Counsel work with internal stakeholders, including a cross-functional ESG Steering Committee, as well as with outside specialists, to set and implement the Company’s ESG strategy. Our ESG strategy and initiatives are discussed regularly at the Board level.

Approach. In 2022, we engaged a third-party ESG consultant to conduct a materiality assessment.  Working with internal and external stakeholders, this process helped us to identify the priority material topics that our stakeholders care about. As part of our developing strategy, we plan to formalize a framework for our efforts and reporting around these topics and look forward to sharing our continued progress on ESG matters.  We also engaged a third-party greenhouse gas (“GHG”) consulting firm to assess our 2021 Scope 1 and 2 GHG emissions and will be working with the same firm to assess our 2022 Scope 1 and 2 GHG emissions.  This will enable us to set a baseline for our GHG Scope 1 and 2 emissions and create a plan for improvement.  Laying the groundwork for a greater oversight of our suppliers and supporting the health and wellbeing of all the people who make our products, we formalized our Vendor and Supplier Code of Conduct which sets forth our expectations for working conditions in all factories producing Lulus products. We make available our Vendor and Supplier Code of Conduct free of charge through our investor relations website, which is located at https://investors.lulus.com. We also held a Vendor Summit on social aspects of the supply chain and began providing training to our vendors on responsible sourcing and production practices. We have engaged an outside supply chain risk management and audit company to evaluate our supply chain risks and develop an oversight and auditing program, which we will be starting in 2023.

Recent Developments

Leadership Changes

On November 11, 2022, our Board of Directors approved a leadership succession plan (“Succession Plan”) that took effect on March 6, 2023 (the "Effective Date"). Specifically, Crystal Landsem, former Co-President and Chief Financial Officer, became Chief Executive Officer as of the Effective Date. David McCreight, former Chief Executive Officer, became Executive Chairman as of the Effective Date and succeeded Evan Karp as Chairman of the Board of Directors.  Mr. Karp will continue his service as a director on the Board of Directors. Mark Vos, former Co-President and Chief Information Officer, received a title change to President and Chief Information Officer and reports to the Executive Chairman as of the Effective Date. On March 5, 2023, Lulus entered into a new employment agreement with Ms. Landsem, reflecting her new role as Chief Executive Officer, which became effective on the Effective Date.  On November 11, 2022, Lulus entered into a new employment agreement with Mr. McCreight, reflecting his new role as Executive Chairman, which became effective on the Effective Date.  On March 5, 2023, Lulus entered into an amendment to the employment agreement with Mr. Vos reflecting the updates described above which became effective on the Effective Date.

On March 6, 2023, the Board of Directors appointed Tiffany R. Smith as the new Chief Financial Officer, as of the Effective Date. On March 8, 2023, Lulus entered into an employment agreement with Ms. Smith, reflecting her role as Chief Financial Officer, which became effective on the Effective Date.

Human Capital Resources

Employees and Demographics. Our employees, also known as the “LuCrew” are integral to the success of the Company, and we strive to prioritize our employees’ development, growth, and wellbeing. As of January 1, 2023, we had 805 full-time and part-time employees. We use contingent labor in varying levels throughout the year to augment our workforce. None of our employees are represented by a labor union, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

As of January 1, 2023:

Gender	Board of Directors	Leadership (1)	All Employees
Female	44.4%	50.0%	65.6%
Male	55.6%	50.0%	33.7%
Non-Binary	-%	-%	0.7%

Age
Gen Z & Millennial (2)	22.2%	60.7%	79.4%
All Other	77.8%	39.3%	20.6%

Race / Ethnicity
Native American or Alaska Native	-%	-%	0.5%
Asian	33.3%	10.7%	6.7%
Black or African American	-%	-%	5.8%
Hispanic or Latinx	-%	14.3%	41.0%
Native Hawaiian or Pacific Islander	-%	-%	0.4%
Two or More Races or Ethnicities (3)	11.1%	7.1%	4.2%
White	55.6%	67.9%	41.4%

(1)	Leadership includes all employees at the director level or higher.
(2)	Gen Z & Millennials includes individuals forty-one years of age or younger.
(3)	Individuals who identify as two or more races are included in “Two or More Races or Ethnicities” and excluded from other categories.

Company Culture and Values.  We are proud of our strong culture, which is embodied by our diverse workforce. Our culture is defined by our core values: “All Voices, All In, Always Evolving.”

●	“All Voices” means every voice, at every level, is valued and encouraged. We are a team made up of individuals, and diversity and self-expression are welcome. We treat each other with respect. We listen actively and are open and honest with each other.
●	“All In” means we are “all in” on ensuring the best possible customer experience, from placing the order to opening the package upon delivery, and every interaction along the way. We pitch in to support our team members and get the job done.
●	“Always Evolving” means we are digital natives, changing and evolving along with our customers and technology. We are never satisfied with the status quo. We constantly seek to improve ourselves, our product, and our Company. We take pride in the growth of our teams, promoting top performers and infusing our Company with new and fresh ideas from outside hires. We strive to embody these core values in our connections with our customers as well as our employees.

We strive to embody these core values in our connections with our customers as well as our employees. Our core values form an integral part of our employee experience and expectations.  Employees are introduced to these core values during orientation, and they are a component of employees’ performance evaluation.  We also honor “Core Values Champions” in our monthly company newsletter and in our “All Voices” meetings, which are open to the entire Company.

Diversity and Inclusion. In support of diversity and inclusion, we are committed to a program of Belonging, Dignity, Justice and Joy (BDJJ) and strive to incorporate these concepts into all that we do. This program, backed by strong leadership support, has the goal of fostering an environment where everyone feels honored and respected when they are being their authentic self. We also recognize that representation is important, but not enough—we transcend a commitment to diversity with a commitment to anti-racism. During 2022, Lulus continued to develop our BDJJ program with ongoing BDJJ learning sessions offered to all employees; BDJJ task forces; a BDJJ focus in our monthly newsletter; and a renewed dedication to our Affinity Groups.  These Affinity Groups create opportunities for employees to share their diverse perspectives and connect with each other on a deeper level and are intended to foster a culture that is open, inclusive and respectful.  They have also contributed to greater understanding Companywide of different perspectives, with celebrations and learning experiences open to the entire Company, such as a Black History Month Lunch & Learn, AAPI Employee Panel Discussion and Lunch, Hispanic Heritage Month Panel Discussion, LGBTQIA+ Pride Month Celebrations (including a popular costume contest), and an Intergenerational Poverty Group Food Drive. The Affinity Groups also helped Lulus identify nonprofits to support, including The Trevor Project, The Asian American Foundation, The Loveland Foundation, Puerto Rico Rise Up, and the Hispanic Access Foundation.  We recognize Juneteenth as a Company holiday and offered a special Juneteenth learning session to understand the significance of the celebration.  Lulus is also dedicated to increasing opportunities for women and girls, particularly in fields such as technology where they are underrepresented.  In August 2022 we partnered with Girls Who Code to support their summer technology program for girls in high school.  This work with Girls Who Code, a program aimed at closing the gender gap in technology and in which over half of the participants come from historically underrepresented or marginalized groups, is only a recent addition to Lulus’ long history of supporting organizations that empower women and girls.

Leadership and Development. Central to our “Always Evolving” core value is a dedication to developing our LuCrew members by providing them with skills and development opportunities.  We have a dedicated Manager of Culture and Learning, and new in 2022, a Talent Engagement and Development Specialist, both of whom are dedicated to employee learning and development, including our BDJJ program. Our Leadership Advisory Committee contributes to the prioritization and planning of new internal development strategies and training opportunities for the LuCrew.  In 2022 we formalized LuCrew Leadership Competencies and developed more than ten leadership development courses to build proficiency in those Leadership Competencies.  We also offer a targeted leadership fundamentals training series for our new and emerging leaders. Further, we work to celebrate our leaders, with annual leadership awards (both peer and executive nominated).

Compensation and Benefits. Our compensation and benefits are designed to enable us to attract, motivate, and retain qualified and dedicated talent. We regularly evaluate wages and salary bands to be competitive with the market. We also offer competitive employee benefits including life and health insurance (medical, dental, and vision), paid time off, paid sick leave, and 401(k) plan with Company match. In 2022 we implemented an Employee Stock Purchase Program, and in 2023 we implemented paid parental leave and doubled the paid time off offered to entry level employees. We recognize employee birthdays and milestone anniversaries both in our newsletter and with individual gifts. Almost all of our corporate and customer service employees have the option of working remotely or on a hybrid basis, and our offices are pet-friendly.

Health and Safety. The health and safety of our employees is core to our Lulus values. Each of our Distribution Centers has a safety team and safety captains dedicated to maintaining a safe workplace. Throughout the COVID-19 pandemic we have taken proactive and precautionary steps to protect the health and safety of our employees, including protocols regarding social distancing and face coverings, symptom screenings, and enhanced cleanings. We also encouraged our employees to obtain COVID-19 vaccinations once they became available. In addition, during 2022, we continued to offer paid COVID-19 leave for absences related to COVID-19. We provide several channels for employees to make suggestions or report concerns related to health and safety.  In support of our employees’ mental health, we have an Employee Assistance Program that provides all employees up to three visits per year with a licensed professional counselor. We also highlighted mental health resources for Mental Health Awareness month and provided trainings on emotional intelligence.

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

Economic conditions resulting from the continuation or future outbreaks of the COVID-19 pandemic, which may have an adverse impact on discretionary consumer spending, could also impact our business. A reduction in consumer spending or disposable income could affect us more significantly than companies in other industries and companies with a more diversified product offering due in part to the fact that the discretionary retail items and specialty retail products we sell are discretionary purchases for consumers. In the past, governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to financial markets. If these actions are not successful, the return of adverse economic conditions could have a negative effect on our business, financial condition, and results of operations.

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

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences, such as in-person influencer events or pop-ups, which are experiences we create for our customers and influencers. We anticipate that our marketing initiatives may become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to effectively manage our marketing expenses, our business, financial condition, and results of operations will be adversely affected.

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

We rely on third parties to drive traffic to our platform, which could negatively affect our business, financial condition, cash flows, and results of operations.

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

Lastly, in response to changes in advertising and consumer privacy requirements, our advertising partners may change the types of information we can use for targeted advertising, and this could affect our ability to advertise effectively and efficiently.

Certain of our key operating metrics are subject to inherent challenges in measurement and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain key operating metrics using internal data analytics tools, which have certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators. Data from both such sources may include information relating to fraudulent accounts and interactions with our sites or the social media accounts of our influencers (including as a result of the use of bots or other automated or manual mechanisms to generate false impressions that are delivered through our sites or their accounts). We have only limited abilities to verify data from our sites or third parties and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity.

Our methodologies for tracking metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we report may not be accurate or comparable with prior periods.

In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of the reach or monetization of our brand, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business, financial condition and operating results could be adversely affected.

Use of social media, influencers, affiliate marketing, email, SMS, podcast advertisements, promotional partnerships and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties.

We use social media including Facebook, Instagram, Pinterest, Snapchat, TikTok, Twitter and YouTube, as well as affiliate marketing, email, SMS, podcast advertisements, promotional partnerships and direct mail as part of our multi-channel approach to marketing, and we encourage our customers to use social media while shopping. We utilize various marketing-related contests and giveaways that are subject to applicable laws. We also maintain relationships with thousands of social media influencers, who serve as our brand ambassadors, and engage in sponsorship initiatives. Laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. It may become more difficult for us or our partners to comply with such laws, and future data privacy laws and regulations or industry standards may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction, including our large network of social media brand ambassadors, may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, customers, or others. Any such inappropriate use of social media tools could also cause business interruptions and reputational damage.

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

We utilize organic, content, affiliate marketing, email, SMS, direct mail, paid search, and social media marketing, along with newer channels such as podcast advertisements and promotional partnerships, to capture the interest of our customers and drive them to our platform. We historically have not used traditional advertising channels, such as newspapers, magazines, and television, which are used by some of our competitors. In the future, we expect to increase our use of social media, such as Facebook, Instagram, Pinterest, Snapchat, TikTok, Twitter and YouTube for marketing purposes. If our marketing efforts are not successful, there may be no immediately available or cost-effective alternative marketing channel for us to use to build or maintain brand awareness. As we execute our growth strategy, our ability to successfully integrate into our target customers’ communities or to expand into new markets will be dependent on our ability to connect with our target customers through marketing channels. Failure to successfully connect with our target customers in new and existing markets could have a material adverse effect on our business, financial condition, and results of operations.

Further, the social media platforms we rely on for marketing purposes are dependent on third party mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems must be adapted to. These changes could adversely affect our ability to connect with our target customers, and our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

We experience moderate fluctuations in aggregate sales volume during the year. Historically, our net revenue has been highest in our second and third fiscal quarters. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. In addition, our customers may change their order patterns and buying habits, including frequency of purchase and/or number of items per order. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.

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

Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

The Company maintains domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets.

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

Our past results may not be indicative of future results.

Although our net revenue and profitability have historically grown rapidly prior to and immediately following the impact of the COVID-19 pandemic in the United States in 2020, this should not be considered as indicative of our future performance. We operate in a rapidly evolving industry that may not develop in a manner favorable to our business. You should consider our business and prospects in light of the risks and challenges we may encounter.

Our future success will depend in large part upon our ability to, among other things:

●	cost-effectively acquire new customers and engage with and retain existing customers;
●	overcome the impacts of the ongoing COVID-19 pandemic;
●	adequately and effectively staff our distribution facilities;
●	manage our inventory effectively;
●	anticipate and respond to macroeconomic changes;
●	increase our market share;
●	increase consumer awareness of our brand and maintain our reputation;
●	successfully expand our offering and geographic reach;
●	offer an assortment of merchandise that is attractive to our customers;
●	compete effectively;
●	avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;
●	effectively manage our growth;
●	hire, integrate, and retain talented people at all levels of our organization;
●	maintain the quality of our technology infrastructure;
●	expand internationally;
●	develop new features to enhance the customer experience on our sites; and

●	add new suppliers and deepen our relationships with existing suppliers.

If we fail to address the risks and challenges that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.

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

As we expand, our operations will become more complex. We have grown rapidly, with our net revenue increasing from $133 million in 2016 to $370 million in 2019, followed by a decrease in net revenue growth from $370 million in 2019 to $249 million in 2020 due primarily to the impact of the COVID-19 pandemic.  Our net revenue growth rebounded from $249 million in 2020 to $376 million in 2021 as our customer returned to a more normal social and event calendar following the COVID-19 pandemic and lockdowns in 2020. Our net revenue growth continued through the first half of 2022 and slowed in the second half of 2022 as macroeconomic pressures emerged resulting in net revenue growth from $376 million in 2021 to $440 million in 2022.  We expect our future growth to bring new challenges. Among other difficulties that we may encounter, this growth may place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, merchandising, and operations personnel. We may also place increased demands on our suppliers, to the extent we increase the size of our merchandise orders. The increased demands that our growth plans may place on our infrastructure may cause us to operate our business less efficiently or effectively, which could cause a deterioration in the performance of our business. New order delivery times could lengthen as a result of the strains that growth may place on our existing resources, and our growth may make it otherwise difficult for us to respond quickly to changing trends, customer preferences and other factors. This could impair our ability to continue to offer on-trend merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

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

We intend to increase sales of our products to customers located outside the United States. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot assure that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

●	difficulties in staffing and managing foreign operations;
●	burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the EU;
●	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
●	political, economic instability, terrorism and wars, such as the current situation with Ukraine and Russia and increased tensions between Taiwan and China;
●	global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;
●	natural disasters;
●	trade restrictions;
●	differing employment practices and laws and labor disruptions;
●	differing consumer protection and product laws;
●	the imposition of government controls;
●	an inability to use or to obtain adequate intellectual property protection for our key brands and products;
●	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;
●	a legal system subject to undue influence or corruption;
●	a business culture in which illegal sales practices may be prevalent;
●	logistics and sourcing;
●	military conflicts; and
●	acts of terrorism.

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

Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending. Customer purchases of discretionary retail items and specialty retail products, which include our apparel, footwear, and accessories, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of customer credit, inflation, high interest rates, high tax rates, high fuel prices, and customer confidence with respect to current and future economic conditions. Customer purchases may decline during recessionary periods or at other times when unemployment is higher, fuel prices are higher or disposable income is lower. During 2022, we experienced reductions in net revenue during periods when fuel prices were at their highest levels. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise to customers who seek value. Customer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions.

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

We have many important supplier relationships. We do not own or operate any manufacturing facilities. Instead, we purchase nearly all of our merchandise from third-party suppliers. During 2022, our top 11 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 9.1% of our purchases. During 2021, our top 12 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 9.7% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify if needed or to improve the quality, look, and fit of the item. We must also be able to quickly source merchandise and place orders in order to successfully execute our strategy of rapidly responding to evolving fashion trends. Merchandise may not be available to meet our fashion needs on a timely basis, at competitive prices, or at all. Due to the nature of our product strategy, we do not have long-term commitments with any of our suppliers, and we generally operate without any contractual assurances of continued supply, pricing, or access to new products. Our standard terms and conditions do not commit us or our suppliers to any particular quantities, which are established on a purchase order basis.

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

We rely significantly on technology and systems to support our supply chain, payments, financial reporting and other key aspects of our business. Any failure, inadequacy, interruption or security failure of those systems could have a material adverse effect on our business, reputation and brand, financial condition, and results of operations.

The satisfactory performance, reliability and availability of our sites, transaction-processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels. Our ability to effectively manage our business depends significantly on our information systems and platforms provided by third parties, which we use primarily to manage items, purchase orders, stock ledgers and allocation and supply chain planning. To manage the growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing and internal controls and business processes; in doing so, we could encounter transitional issues and incur substantial additional expenses. If we are unable to maintain our current relationships with these service providers, there is no assurance that we will be able to locate replacements on a timely basis or on acceptable terms. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them, or a breach in security of these systems, could materially adversely affect the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Any such events could have a material adverse effect on our business, financial condition, and results of operations.

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

Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.

We utilize open source software in the applications we have developed to operate our business and will use open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses and is typically freely accessible, usable, and modifiable. Pursuant to such open source licenses, we may be subject to certain conditions, including requirements that we offer our proprietary software that incorporates the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of the particular open source license. We may face claims from third parties claiming ownership of, or demanding the release or license of, the open source software or derivative works that we developed from such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, or cease offering the implicated software unless and until we can re-engineer it to avoid infringement. We also may be required to re-engineer products if the license terms for incorporated open source software change. The re-engineering process of some or all of our software could require significant additional research and development resources, and we may not be able to complete it successfully. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. These risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, results of operations, and financial conditions.

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

Many of our third-party suppliers and manufacturers are based in China, which exposes us to risks inherent in doing business there.

We use third-party suppliers and manufacturers based in China. This sourcing concentration increases our dependence of these suppliers and exposes us to the risks of doing business in China. We may have greater risks than our peers due to the concentration of our suppliers and manufacturers in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers increase significantly.

In addition, our suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Sourcing products from China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, environmental regulations, land use rights, intellectual property, currency controls, network security, sanctions, embargoes, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in these jurisdictions.

Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

Any failure by us or our suppliers to comply with product safety, labor or other laws, our Vendor and Supplier Code of Conduct, or our standard terms and conditions, or to provide safe factory conditions for their workers may damage our reputation and brand and harm our business.

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

Additionally, we are subject to regulations related to the manufacture of the merchandise that we sell. For example, in California, we are subject to record keeping and wage guarantor obligations pursuant to SB 62 (the “Garment Worker Protection Act”), for certain items that we contract to manufacture, as well as AB 701, which requires us to ensure that quotas do not interfere with warehouse worker meal and rest periods under California’s wage orders.

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

We purchase our merchandise from numerous domestic and international suppliers. Our standard vendor terms and conditions require suppliers to comply with applicable laws and to warrant that the products are made without use of child labor, convict labor, indentured or bonded labor, or labor obtained through human trafficking. Our Vendor and Supplier Code of Conduct, which our vendors contractually agree to, further sets forth our baseline expectations for safe and humane factory conditions. Failure of our suppliers to comply with applicable laws and regulations and contractual requirements could damage our reputation and brand and lead to litigation against us, resulting in increased legal expenses and costs. In addition, the failure of any such suppliers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with customers or result in legal claims against us.

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

We collect personal information and other data from our employees, customers, prospective customers and others. We use this information to provide services and relevant products to our customers, to support, expand and improve our business, and to tailor our marketing and advertising efforts. We may also share customers’ personal information with certain third parties as authorized by the customer or as described in our privacy policy.

As a result, we are subject to or affected by laws, governmental regulation and other legal obligations related to data protection, privacy and information security in certain countries where we do business, and there has been and will continue to be new proposed laws and regulations and changes to existing legal frameworks that govern how we collect, use, share, and process personal data.

In the United States, the federal government and various state governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about individuals or their devices. For example, in 2020, the CCPA came into force, and provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the CPRA,  took effect on January 1, 2023 and significantly amends and expands the CCPA, which could result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. In addition,  Virginia enacted the Virginia Consumer Data Protection Act, (the “CDPA”), which became effective on January 1, 2023,  Colorado enacted the Colorado Privacy Act, (the “CPA”), which takes effect on July 1, 2023, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which takes effect on December 31, 2023, and Connecticut enacted the Connecticut Data Privacy Act (“CTDPA”), which takes effect on July 1, 2023. The CPA, CDPA, UCPA and CTDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the GDPR in Europe, the UK General Data Protection Regulation (“UK GDPR”); the UK Data Protection Act 2018, FADP, the CCPA, CPRA, CDPA, CPA, UCPA and CTDPA or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. Other state regulators and the FTC with authority to enforce federal and state customer protection laws may also impose standards for the online collection, use and dissemination of data.

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

EU, United Kingdom and Swiss rules also relate to cross-border transfers of personal data out of the EEA, the United Kingdom and Switzerland, respectively. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, a mechanism for companies to comply with data protection requirements when transferring personal data from the EU to the United States. Additionally, in September 2020, the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield did not provide an adequate level of protection for data transfers from Switzerland to the United States under Swiss data protection law. Following these decisions and subsequent guidance, it seems that reliance on standard contractual clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. We make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or the SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA, and more recently the United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024 – these changes may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Further, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the EEA as well as Switzerland and the UK. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA, Switzerland, or the UK to apply different standards to the transfer of personal data from the EEA, Switzerland, or the UK to the United States and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA, Switzerland, and the UK to the United States and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland, or the UK and increase our costs.

EU and UK privacy laws on cookies, tracking technologies and e-marketing are also evolving. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, there has been significant enforcement activity including through privacy activists driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

Laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, immigration laws, child labor laws, supervisory status, leaves of absence, wages, pay transparency, mandated health benefits or overtime pay, could also increase compensation and benefits costs. Moreover, changes in product safety or other customer protection laws, could lead to increased costs to us for some merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws, and future actions or increased costs related to these changes could have a material adverse effect on our business, financial condition, and results of operations.

Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business, financial condition, and results of operations.

Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. Tax authorities in non-U.S. jurisdictions and at the U.S. federal, state and local levels continue to review the appropriate treatment of companies engaged in internet commerce and consider changes to existing tax or other laws that could regulate our transmissions and/or levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. We cannot predict whether such changes will occur, nor the effect of current attempts to impose taxes on commerce over the internet. If such tax or other laws, rules or regulations were amended, or if new unfavorable laws, rules or regulations were enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, various governments and intergovernmental organizations could introduce proposals for tax legislation, or adopt tax laws, that may have a significant adverse effect on our worldwide effective tax rate, or increase our tax liabilities, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the U.S. federal government could enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. It is possible that other jurisdictions in which we operate or do business could enact tax legislation that could adversely affect us through increasing our tax liabilities.

The application of indirect taxes could adversely affect our business and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to our business and to our retailers and brands is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. As a result, amounts recorded may be subject to adjustments by the relevant tax authorities. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to the businesses of our retailers and brands. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate e-commerce. For example, state and local taxing authorities in the United States and taxing authorities in other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. Multiple U.S. states have enacted related legislation and other states are now considering similar legislation. Such legislation could require us to incur substantial costs in order to comply, including costs associated with legal advice, tax calculation, collection, remittance and audit requirements, which could make selling in such markets less attractive and could adversely affect our business. In 2018, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by that state, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. Most U.S. states have enacted new sales tax laws requiring remote vendors and online marketplaces to collect, remit and report sales tax. While we now collect, remit, and report sales tax in all states where we have assessed such obligation, it is still possible that one or more jurisdictions could assert that we have a liability from previous periods that could result in additional liabilities.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals for the fiscal year ending December 31, 2023 and going forward. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Our Indebtedness

We have outstanding borrowings and we may incur additional indebtedness in the future, which may require us to use a portion of our cash flow to service debt and limit our financial and operating flexibility.

During November 2021, we entered into a Credit Agreement (the “Credit Agreement”)  with Bank of America (the “New Revolving Facility”) to provide a revolving facility that allows for borrowings up to $50.0 million, under which we borrowed $25.0 million on November 15, 2021 that remained outstanding as of January 1, 2023. The New Revolving Facility matures three years after November 15, 2021 and requires interest payments.  Further, the New Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. We believe that our cash and cash equivalents and cash flows from operating activities will be sufficient to meet our debt and interest payment requirements for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to fund other working capital needs.

Risks Related to Our Company and Our Ownership Structure

Operating and managing a public company presents new challenges.

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

We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, stockholders may experience significant dilution of their ownership interests. If we raise additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business and prospects could fail or be adversely affected.

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

Risks Related to Ownership of Our Common Stock

We expect that our stock price will fluctuate significantly, which could cause the value of investments in our common stock to decline, and investors may not be able to resell their shares at a price at or above the price for which they purchased them.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. The market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock is likely to be volatile and subject to significant price fluctuations, as observed in 2022, in response to many factors, including:

●	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;
●	changes in our merchandise mix and supplier base;
●	timing of promotional events;
●	changes in key personnel;
●	entry into new markets;

●	changes in customer preferences and fashion trends;
●	announcements by us or our competitors of new product offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments;
●	actions by competitors;
●	inventory shrinkage beyond our historical average rates;
●	changes in operating performance and stock market valuations of other retail companies;
●	investors’ perceptions of our prospects and the prospects of the retail industry;
●	fluctuations in quarterly results of operations, as well as differences between our actual financial results and results of operations and those expected by investors;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and/or negative earnings or other announcements by us or other retail apparel companies;
●	announcements, media reports, or other public forum comments related to litigation, claims, or reputational charges against us;
●	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates, or the failure of those analysts to initiate or maintain coverage of our common stock;
●	the development and sustainability of an active trading market for our common stock;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
●	future sales of our common stock by our officers, directors, and significant stockholders;
●	global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;

●	political unrest, terrorism and wars, such as the current situation with Ukraine and Russia and increased tensions between Taiwan and China, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;
●	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, other natural disasters, pandemics, or responses to these events; and
●	changes in accounting principles.

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

Certain of our outstanding shares of common stock are “restricted securities,” as defined under Rule 144 under the Securities Act and eligible for sale in the public market subject to the requirements of Rule 144.

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

General Risk Factors

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. Refer to Note 2, Significant Accounting Policies, in the accompanying notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recent accounting pronouncements.

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

Our future success is substantially dependent on the continued service of our senior management. Further, there is risk that the Succession Plan described in the “Recent Events” section of Part I, “Item 1. Business” in this Annual Report on Form 10-K may not be successful or will take longer than anticipated. If we fail to manage the Succession Plan successfully, we could experience significant delays or difficulty in the achievement of our strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. The Succession Plan primarily impacts members of senior management, particularly David McCreight, our Executive Chairman, Crystal Landsem, our Chief Executive Officer, Mark Vos, our President and Chief Information Officer and Tiffany R. Smith, our Chief Financial Officer. These individuals have extensive experience in our industry and are familiar with our business, systems, and processes. Changes in management, however, have the potential to disrupt our business, and any such disruption could adversely affect our operations, growth, financial condition and results of operations. Further, new members of management and the Board of Directors may have different perspectives on our operations and opportunities for our business, which may cause us to change our business plan or vision for our company. The loss of services of these individuals or any other of our key employees could impair our ability to manage our business effectively, as we may not be able to find suitable individuals to replace them on a timely basis or at all, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

In addition to the aforementioned employees, we have other employees in positions responsible for our merchandising, marketing, software development, accounting, finance, information technology, and operations departments, that, if vacant, could cause a temporary disruption in our operations until such positions are filled, which could have a material adverse effect on our business, financial condition, and results of operations. Our success depends in part upon our ability to attract, motivate, and retain a sufficient number of employees who understand our business, customers, brand and corporate culture. Our planned growth will require us to hire and train even more personnel to manage such growth. If we are unable to hire and retain personnel capable of consistently performing at a high level, our ability to expand our business may be impaired.

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

Climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may adversely affect our business and financial results and damage our reputation.

Our business and results of operations could be adversely affected by climate change and the adoption of new climate change related laws, policies and regulations. Growing concerns about climate change and greenhouse gas emissions have led to the adoption of various regulations and policies, including the Paris Agreement negotiated at the 2015 United Nations Conference on Climate Change. Climate change may impact our business in numerous ways. For example, governments may impose new taxes to finance efforts to reduce the impact of climate change, which may increase shipping and freight costs and prices for our products. We also face the risk that governmental or non-governmental organizations may increase their focus on the fashion sector and implement greater environmental regulation on the fashion sector in the United States or the fashion sector in other markets. For example, the fashion industry’s process for dying fabrics uses large quantities of water, and the disposition of the waste water is often regulated and may affect the environment. Increased scrutiny and regulation of this practice may adversely affect our business. If we or our suppliers are required to comply with new or additional legislation and regulations to mitigate or reduce the potential impact of climate change, or if we choose to take voluntary steps to mitigate or reduce our impact on climate change, we may experience increases in raw material costs, energy, production, transportation, capital expenditures, insurance premiums and deductibles, which could adversely impact our business or results of operations. Inconsistency of legislation and regulations among jurisdictions may also adversely affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the breadth of potential regulatory change in the countries in which we operate. Additionally, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. If any such climate changes or additional climate change were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Our ability to achieve any ESG objective or goal, including with respect to GHG emissions, and accurately and transparently report our progress is subject to numerous operational, financial, legal and other risks, many of which are dependent on the actions of third parties and outside of our control. Examples of such risks include:

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

If we fail, or are perceived to be failing, to meet the objectives, goals or standards included in any sustainability disclosure or the expectations of our various stakeholders or if we are perceived to have not responded appropriately, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s recently proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the rules under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we were not required to incur in the recent past, particularly after we are no longer an emerging growth company as defined under the JOBS Act. We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of Nasdaq, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, among other things, we have to:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real property. Our corporate headquarters are located in a leased facility in Chico, California. We also operate a leased facility primarily used for office space in Chico, California, and we also lease a retail space in Chico, California.  We operate three leased distribution facilities: a facility (which includes office space) located in Chico, California; a facility located in Easton, Pennsylvania; and a facility located in Ontario, California. Our creative buying and inventory planning offices and our creative studio are located in Los Angeles, California in a leased facility.

See Note 6, Leases, of the accompanying notes to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information on our leases.

		Square Footage
Location	Type	(approximate)
Chico, California	Distribution facility and office space	109,600
Chico, California	Corporate headquarters	7,600
Chico, California	Studio space	7,400
Chico, California	Retail space	8,400
Los Angeles, California	Office and studio space	26,800
Ontario, California	Distribution facility	140,400
Easton, Pennsylvania	Distribution facility	258,200

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

Holders of Record

As of March 10, 2023, there were 113 holders of record of our common stock.

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

Performance Graph

The following graph and table compare the performance of (1) an investment in our common stock over the period of November 11, 2021 through January 1, 2023, beginning with an investment at the $13.06 closing market price on November 11, 2021, the end of the first day our common stock traded on the Nasdaq following our initial public offering at $16.00 per share, and thereafter based on the closing price of our common stock on the Nasdaq, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on November 11, 2021 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Cumulative Stock Performance Graph (Since 11/11/21 Listing)
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
LVLU
S&P 500
S&P Retail Select Industry Index

	November 11,	January 2,	January 1,
Company/Index	2021	2022	2023
Lulu's Fashion Lounge Holdings, Inc.	$100.00	$78.33	$19.22
S&P 500 Index	$100.00	$102.51	$82.58
S&P Retail Select Industry Index	$100.00	$89.54	$60.37

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, “Item 1A. Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. Discussion of the year-to-year comparisons between 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Overview

Lulus is a customer-driven, digitally-native fashion brand primarily serving a large, diverse community of Millennial and Gen Z women, who typically meet us in their 20s and stay with us through their 30s and beyond. We focus relentlessly on giving our customers what they want. We do this by using data coupled with human insight to deliver a curated and continuously evolving broad assortment of on-trend, affordable luxury fashion for many of life’s moments. Our customer obsession sets the tone for everything we do, from our personalized online shopping experience to our exceptional customer service.

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

Impact of the COVID-19 Pandemic

While there continues to be uncertainty related to the COVID-19 pandemic, we believe the significant impact of the pandemic on the demand for our product related to social distancing mandates, lockdowns, cancelled social events and travel has largely subsided.  However, we are still susceptible to broader COVID-19 risks globally, especially in relation to our supply chain. We continue to take actions to anticipate changes in the business environment and supply chain pressures, including placing orders earlier than pre-pandemic times, leveraging our “test, learn and reorder” approach to test small order quantities and then graduate successful styles to our re-order algorithms and diversifying our supply chain network to mitigate rising costs and service delays. We have modified our business practices in response to the COVID-19 pandemic and plan to continue to take proactive measures.

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, fuel prices, and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales in fiscal 2022 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During fiscal 2022, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Historically, our business model has resulted in strong growth. Between fiscal years 2016 and 2019, we grew our net revenue by 179% to $370 million, or an annual compounded growth rate of 41%. In fiscal year 2020, our net revenue declined by 33% to $249 million as a result of the COVID-19 pandemic. In fiscal year 2021, our business rebounded from the initial impact of the pandemic on consumer behavior, and we grew our net revenue by 51% compared to 2020. Our sales growth slowed in fiscal year 2022 due to heightened macro-economic pressures, resulting in a 17% growth in net revenue compared to 2021.

 Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented (in thousands, except for percentages and Average Order Value).

	2022	2021	2020

Gross Margin	43.5%	47.1%	44.4%
Net income (loss)	$3,725	$2,045	$(19,304)
Adjusted EBITDA (1)	$29,096	$41,406	$18,911
Adjusted EBITDA Margin (1)	6.6%	11.0%	7.6%
Active Customers (2)	3,223	2,760	2,000
Average Order Value	$131	$120	$106
(1)	For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
(2)	Active Customers count is based on de-duplication logic using customer account and guest checkout name, address, and email information. Active Customer count is as of the last day of the relevant period.

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

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, management believes that certain non-GAAP financial measures provide investors of our financial information with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income (loss) provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

To supplement our audited consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA”, “Adjusted EBITDA Margin” and “Net Debt” which are non-GAAP financial measures (collectively referred to as “Adjusted EBITDA”). Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements;
●	Net Debt subtracts cash and cash equivalents and therefore may imply that there is less Company debt than the most comparable GAAP measure indicates; and
●	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, Adjusted EBITDA, Adjusted EBITDA margin, and Net Debt should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, management fees, transaction fees, which represent the write-off of offering costs deferred during 2019 upon abandonment of a prior offering in 2020, and equity-based compensation. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA margin:

	2022	2021	2020

	(in thousands)
Net income (loss)	$3,725	$2,045	$(19,304)
Depreciation and amortization	4,134	2,828	3,216
Interest expense	1,103	12,774	16,037
Loss on extinguishment of debt	—	1,392	—
Income tax provision (benefit)	4,047	6,212	(1,271)
Management fees (1)	—	534	626
Write-off of previously capitalized transaction fees (2)	—	—	1,950
Transaction fees (3)	—	476	—
Equity-based compensation expense (4)	16,087	13,664	9,086
Equity-based compensation expense related to redeemable preferred stock issuance (5)	—	1,481	8,571
Adjusted EBITDA	$29,096	$41,406	$18,911
Adjusted EBITDA Margin	6.6%	11.0%	7.6%
(1)	Represents management fees and expenses paid pursuant to the professional services agreement with H.I.G. and IVP for consulting and other services. All outstanding management fees were settled and the management agreement was terminated at the time of the Company’s IPO in 2021.
(2)	Represents the write-off of offering costs deferred during 2019 upon abandonment of a prior offering in 2020.
(3)	Represents costs related primarily to marketing and presentations for the investment community, as well as travel and other miscellaneous costs incurred as a result of the Company’s IPO.
(4)	2022 includes equity-based compensation expense for restricted stock units (“RSUs”) granted during the period, as well as equity-based awards granted in prior periods. 2021 includes equity-based compensation expense related to modifications and vesting of Class P unit awards, as well as stock options and special compensation awards granted during the period. 2020 includes equity-based compensation expense related to modifications and vesting of Class P unit awards.
(5)	Represents the excess of fair value over the consideration paid for Series B Preferred Stock that was issued to an employee, H.I.G., and IVP in June 2020. In addition, represents the excess of fair value over the consideration paid for Series B-1 Preferred Stock that was issued to certain employees in March 2021.

Net Debt

We define Net Debt as total debt, which includes short-term borrowings and long-term obligations, less cash and cash equivalents.  We consider net debt to be an important supplemental measure of our financial position, which allows us to analyze our leverage.

A reconciliation of non-GAAP Net Debt as of January 1, 2023 and January 2, 2022 is as follows:

	As of
	January 1, 2023	January 2, 2022

	(in thousands)
Revolving line of credit, long term	$(25,000)	$(25,000)
Cash and cash equivalents	10,219	11,402
Net Debt	$(14,781)	$(13,598)

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. During the trailing twelve months ended January 1, 2023, we served 3.2 million Active Customers compared to 2.8 million for the trailing 12 months ended January 2, 2022.

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

Net revenue is impacted by our number of customers and their spending habits, AOV, product assortment and availability, and marketing and promotional activities. During any given period, we may seek to increase sales by increasing promotional discounts, and in other periods we may instead seek to increase sales by increasing our selling and marketing expenses. We consider both actions together, so increased promotional discounts in a period, which would reduce net revenue accordingly in such period, might also result in lower selling and marketing expenses in such period. Similarly, if we increase selling and marketing expenses in a given period, promotional discounts may be correspondingly reduced, thereby improving net revenue.

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

Gross profit is equal to our net revenue less cost of revenue. We calculate Gross Margin as gross profit as a percentage of our net revenue. Our Gross Margin varies across Lulus, exclusive to Lulus, and third-party branded products. Exclusive to Lulus consists of products that we develop with design partners and have exclusive rights to sell across our platform, but that do not bear the Lulus brand. Gross Margin on sales of Lulus and exclusive to Lulus merchandise is generally higher than Gross Margin on sales of third-party branded products, which we offer for customers to “round out” the shopping basket. As we continue to optimize our distribution capabilities and gain more negotiation leverage with suppliers as we scale, our Gross Margin may fluctuate from period to period depending on the interplay of these factors.

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

(Provision) Benefit for Income Taxes

The (provision) benefit for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to non-deductible equity-based compensation expenses and state taxes. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, and the interaction of various tax strategies.

Our Results of Operations

The following tables set forth our consolidated results of operations for the years presented and as a percentage of net revenue:

			Percentage Change
	2022	2021	2022 VS 2021	2020

	(in thousands)
Net revenue	$439,652	$375,625	17%	$248,656
Cost of revenue	248,206	198,893	25	138,364
Gross profit	191,446	176,732	8	110,292

Selling and marketing expenses	83,559	66,684	25	47,812
General and administrative expenses	99,148	87,710	13	67,155
Income (loss) from operations	8,739	22,338	(61)	(4,675)

Other income (expense), net:
Interest expense	(1,103)	(12,774)	(91)	(16,037)
Loss on extinguishment of debt	—	(1,392)	(100)	—
Other income, net	136	85	60	137

Total other expense, net	(967)	(14,081)	(93)	(15,900)

Income (loss) before income taxes	7,772	8,257	(6)	(20,575)
Income tax (provision) benefit	(4,047)	(6,212)	(35)	1,271
Net income (loss)	$3,725	$2,045	82%	$(19,304)

	2022	2021	2020
Net revenue	100%	100%	100%
Cost of revenue	56	53	56

Gross profit	44	47	44

Selling and marketing expenses	19	18	19
General and administrative expenses	23	23	27

Income (loss) from operations	2	6	(2)

Other income (expense), net:
Interest expense	—	(3)	(6)
Loss on extinguishment of debt	—	—	—
Other income, net	—	—	—

Total other expense, net	—	(3)	(6)

Income (loss) before income taxes	2	3	(8)
Income tax (provision) benefit	(1)	(2)	—

Net income (loss)	1%	1%	(8)%

Comparisons for the Fiscal Years Ended January 1, 2023 and January 2, 2022

Net Revenue

Net revenue increased in 2022 by $64.0 million, or 17%, compared to 2021. The increase in revenue was primarily due to 17% increase in Active Customers, 16% increase in Total Orders Placed and 9% increase in Average Order Value. The higher revenue was partially offset by higher sales returns, markdowns and promotional discounts compared to 2021.

Cost of Revenue

Cost of revenue increased in 2022 by $49.3 million, or 25%, compared to 2021, primarily due to the increase in our net revenue.  Additionally, there were sales mix shifts into higher product cost categories, higher outbound and returned product shipping costs, as well as the impact of higher depreciation and allocated facility costs related to our Southern California distribution facility that was not in place until late 2021.

Selling and Marketing Expenses

Selling and marketing expenses increased in 2022 by $16.9 million, or 25% compared to 2021. There was a $14.2 million increase in online marketing expenses to acquire new customers and retain existing customers compared to 2021. In addition, merchant processing fees increased by $2.7 million in 2022 compared to the same period of the prior year largely due to the increase in net revenue coupled with higher merchant fee rates.

General and Administrative Expenses

General and administrative expenses increased by $11.4 million in 2022, or 13%, compared to 2021. The increase was primarily due to a $3.3 million increase in variable labor costs, which increased by 15% from 2021 to 2022 and was in line with our increase in net revenue. Additionally, fixed labor costs increased by $2.0 million primarily due to higher base wages and health insurance which were partially offset by lower bonus expenses. There was higher equity-based compensation expense of $0.9 million related to equity-based awards during 2022 due to an increase of $2.9 million in equity-based compensation expense and an additional $0.5 million of expense related to Executive Chairman liability-classified awards, offset by a decrease of $1.5 million in equity-based compensation expense related to redeemable preferred stock issuance and a decrease of $1.0 million in CEO special compensation awards expense. In addition, there was a $4.5 million increase in insurance costs and professional services, which was primarily driven by a $3.2 million increase in director and officer insurance costs associated with being a public company. There was also an increase of $1.1 million in hardware, software and supplies.  These increases were partially offset by a $0.4 million reduction in other expenses, primarily comprised of management fees that were eliminated at the time of our IPO in November 2021.

Interest Expense

Interest expense decreased significantly in 2022 by $11.7 million, or 91%, compared to 2021. The decrease is attributable to the repayment of our Term Loan with the proceeds from our IPO in November 2021, which was partially offset by interest expense and unused fees related to the New Revolving Facility, under which $25.0 million of borrowings remained outstanding as of January 1, 2023.

Income Tax Provision

Our income tax provision in 2022 decreased by $2.2 million, or 35%, to $4.0 million, from $6.2 million in 2021. The decrease in the income tax provision was primarily due to an increase in non-deductible equity-based compensation expenses and non-deductible officer compensation.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Our quarterly net revenue in 2021 was most highly concentrated outside of the fourth fiscal quarter.  In 2021, we saw our highest net revenue in the second and third fiscal quarters compared to the rest of the year as customers purchased dresses and event wear for special occasions that had been postponed during the height of the COVID-19 pandemic. Our quarterly net revenue in 2022 reflected the highest concentrations in the first and second fiscal quarters compared to the rest of the year, as customer demand remained strong for dresses and event wear, carrying forward the trend seen in 2021 with the resurgence of events and special occasions. The third and fourth fiscal quarters of 2022 were impacted by a worse macroeconomic environment where consumers generally lowered their spending levels and sought higher levels of promotions and discounts.

Our quarterly gross profit fluctuates primarily based on how we manage our inventory and merchandise mix and has typically been in line with fluctuations in net revenue. When quarterly gross profit fluctuations have been unfavorable relative to the fluctuations in sales, these situations have been driven by non-recurring, external factors, such as the COVID-19 pandemic and the ensuing macroeconomic slowdown that began in mid-2022. We saw strong demand and favorable gross profits, with very limited promotions and discounts, during 2021 and the first half of 2022, largely due to the increase in demand for event and occasion wear. During the second half of 2022, we successfully utilized increased promotional discounts and markdowns to optimize our inventory mix and quantities and stimulate customer demand, which was negatively impacted by macroeconomic conditions, such as inflation and higher fuel prices.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities and borrowings under our New Revolving Facility. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with distribution, network expansion and capitalized software and debt service requirements.  Our corporate banking relationship is with Bank of America.

Credit Facilities

During November 2021, we entered into a Credit Agreement with Bank of America to provide a revolving facility that provides for borrowings up to $50.0 million. During the term of the Credit Agreement, we may increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). During 2022, we borrowed $30.0 million under the New Revolving Facility and repaid $30.0 million of the outstanding balance. As of January 1, 2023, we had $25.0 million outstanding under the New Revolving Facility and had utilized $0.3 million under the Letter of Credit. As of January 1, 2023, we had $24.7 million available for borrowing under the New Revolving Facility and $7.2 million available to issue letters of credit.

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

Availability and Use of Cash

As of January 1, 2023, we had cash and cash equivalents of $10.2 million and no restricted cash. We believe that our cash and cash equivalents, cash flows from operating activities and the available borrowings under our New Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Annual Report on Form 10-K. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Part I, “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	2022	2021	2020

		(in thousands)
Net cash provided by (used in):
Operating activities	$6,199	$26,896	$4,856
Investing activities	(5,123)	(3,394)	(1,913)
Financing activities	(2,765)	(27,653)	6,755
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,689)	$(4,151)	$9,698

Operating Activities

During 2022, net cash provided by operating activities was $6.2 million after net income of $3.7 million was adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, amortization of debt discount and debt issuance costs, equity-based compensation, deferred taxes and the effect of changes in working capital and other activities.

In 2022, net cash provided by operating activities decreased $20.7 million from $26.9 million in 2021 to $6.2 million in 2022. The changes in cash provided was primarily driven by an increase of $1.7 million due to an increase in net income from $2.0 million in 2021 to net income of $3.7 million in 2022, a decrease of $29.5 million related to changes in our operating assets and liabilities and an increase of $7.1 million of non-cash items. The decrease of $29.5 million was due to changes in our operating assets and liabilities from a net increase of $6.6 million in 2021 to net decrease of $22.9 million in 2022. This was primarily driven by a $19.6 million decrease in accrued expenses and other current liabilities, $15.7 million increase in inventory balances, $6.5 million increase in income tax receivable and a $2.6 million decrease in operating lease liabilities; these were partially offset by $4.0 million increase in accounts payable, $3.4 million increase in prepaid and other current assets, $3.5 million decrease in accounts receivable, $2.6 million decrease in assets for recovery, and a $1.4 million decrease in other non-current liabilities. In addition, the increase of $7.1 million of non-cash items was from a net increase of $18.3 million in 2021 to a net increase of $25.4 million in 2022. This was primarily driven by $3.8 million less payments in interest capitalized to principal of long term debt and revolving line of credit, $3.4 million increase in deferred income taxes, $3.3 million increase in non-cash lease expense as a result of the adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases (“ASC 842”) in 2022, $1.3 million increase in depreciation and amortization and an increase of $0.9 million in non-cash equity-based compensation expenses due to increase in non-cash equity-based compensation expense including employee and Executive Chairman equity-based compensation grants, which were partially offset by reductions in equity-based compensation expense related to CEO special compensation awards and redeemable preferred stock issuance. These increases in non-cash expenses were offset by reductions associated with the payoff of our long-term debt in 2021, including decreases of $2.1 million of amortization of debt discount and debt issuance costs, $2.1 million of interest capitalized to principal of long-term debt and revolving line of credit, and $1.4 million of loss on debt extinguishment.

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

In 2022, net cash used in investing activities was $5.1 million, which was a $1.7 million increase from $3.4 million in 2021. This was attributable to capital expenditures related to the opening of our new distribution facility in Ontario, California, the relocation and opening of our new studio facility in Los Angeles, California, as well as equipment for our general operations, software and hardware purchases, and internally developed software.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our New Revolving Facility and Credit Facility, and issuance of common and preferred stock.

In 2022, net cash used in financing activities was $2.8 million, which was a decrease of $24.9 million from $27.7 million of net cash used in financing activities in 2021. This decrease was attributable primarily to a reduction of $110.1 million in repayments of long-term debt and debt issuance cost and a reduction of $16.5 million related to the net of redemption and issuance of redeemable preferred stock. This was offset by a reduction of $83.4 million of net proceeds from the IPO in 2021 and related offering costs, a $16.5 million decreases in proceeds (net of repayments) from our revolving line of credit facilities, $1.1 million of withholding tax payments related to vesting of RSUs, and a $0.8 million increase of finance lease payments primarily attributed to the robotics system at the Pennsylvania distribution center.

Contractual Obligations and Other Commitments

Our most significant contractual obligations relate to our New Revolving Facility and operating lease obligations on our distribution facilities and corporate offices.  For information on our New Revolving Facility, see Note 5, Debt, and for information on our contractual obligations for operating leases, see Note 6, Leases, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Leases

On January 3, 2022, we adopted ASC 842. We elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to January 3, 2022, and allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. We also elected the practical expedient to combine lease and non-lease components. We determine if an arrangement contains a lease at inception based on whether the Company has the right to control the asset during the contract period and other facts and circumstances.

We are the lessee in a lease contract when we obtain the right to control the asset. Operating leases are included in lease right-of-use ("ROU") assets, lease liabilities, current and lease liabilities, noncurrent in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at lease inception or modification, with ROU assets recorded based on the corresponding lease liability at lease inception or modification adjusted for payments made to the lessor at or before the lease commencement date, initial direct costs incurred and any tenant incentives allowed for under the lease. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate (“IBR”) to determine the present value of lease payments. The determination of the IBR requires judgment and is primarily based on publicly-available information for companies within similar industries and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement. Refer to Note 6, Leases, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity-Based Compensation

Equity-based compensation is measured at the grant date or modification date (“measurement date”) for all equity-based awards made to employees and nonemployees based on the estimated fair value of the awards. Equity-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee is required to provide service in exchange for the award, which is generally the vesting period. We recognize forfeitures as they occur.

Under an employment agreement entered into with Mr. McCreight in 2021 and subject to ongoing employment, and in light of the closing of the IPO, Mr. McCreight will receive two bonuses to settled in fully-vested shares of our common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. We initially concluded that the two bonuses were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification and $2.9 million was reclassified from accrued expenses and other current liabilities and other noncurrent liabilities to additional paid-in capital in 2021. Under a new employment agreement with Mr. McCreight signed in November 2022, reflecting his new role as Executive Chairman, which became effective on the Effective Date, Mr. McCreight will receive two bonuses equal to $2.0 million and $1.0 million in March 2023 and March 2024, respectively, which will be settled in RSUs that vest in 4 and 2 quarterly installments from March 2023 and March 2024, respectively, through December 2023 and June 2024, respectively. We concluded that the two bonuses were liability-classified upon issuance in November 2022.

The fair value of grants of restricted stock or restricted stock units is based on the fair value of our common stock underlying the award on the measurement date. For stock option awards, we apply the Black-Scholes option pricing model to determine the fair value. The model utilizes the estimated per share fair value of our underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock.

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

Foreign Currency Risk

All of our sales and operating expenses are denominated in U.S. dollars, and therefore, our net revenue is not currently subject to foreign currency risk.

Inflation

We have experienced inflationary pressures in our supply chain and in our operating costs, as well as impacts related to our customers’ spending levels, which fluctuate with inflation. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

LULU’S FASHION LOUNGE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	70

Financial Statements:

Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022	71

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021	72

Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021	73

Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021	74

Notes to Consolidated Financial Statements	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lulu’s Fashion Lounge Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lulu’s Fashion Lounge Holdings, Inc. and subsidiaries (the "Company") as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations and comprehensive income (loss), redeemable preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended January 1, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2023

We have served as the Company's auditor since 2017.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	January 1,	January 2,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,219	$11,402
Accounts receivable	3,908	5,649
Inventory, net	43,186	22,176
Assets for recovery	3,890	3,754
Income tax refund receivable	4,078	748
Prepaids and other current assets	3,738	5,364
Total current assets	69,019	49,093
Restricted cash	—	506
Property and equipment, net	4,391	3,231
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	3,090	2,244
Lease right-of-use assets	32,514	—
Other noncurrent assets	4,251	4,763
Total assets	$167,204	$113,776

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,320	$4,227
Accrued expenses and other current liabilities	17,976	21,948
Returns reserve	9,066	9,731
Stored-value card liability	10,828	7,240
Lease liabilities, current	4,456	—
Total current liabilities	47,646	43,146
Revolving line of credit	25,000	25,000
Lease liabilities, noncurrent	29,042	—
Other noncurrent liabilities	623	1,108
Total liabilities	102,311	69,254
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 39,259,328 and 38,421,124 shares issued and outstanding as of January 1, 2023 and January 2, 2022, respectively	39	38
Additional paid-in capital	238,725	222,080
Accumulated deficit	(173,871)	(177,596)
Total stockholders' equity	64,893	44,522
Total liabilities and stockholders' equity	$167,204	$113,776

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2023	2022	2021
	(52 weeks)	(52 weeks)	(53 weeks)
Net revenue	$439,652	$375,625	$248,656
Cost of revenue	248,206	198,893	138,364
Gross profit	191,446	176,732	110,292
Selling and marketing expenses	83,559	66,684	47,812
General and administrative expenses	99,148	87,710	67,155
Income (loss) from operations	8,739	22,338	(4,675)
Other income (expense), net:
Interest expense	(1,103)	(12,774)	(16,037)
Loss on extinguishment of debt	—	(1,392)	—
Other income, net	136	85	137
Total other expense, net	(967)	(14,081)	(15,900)
Income (loss) before (provision) benefit for income taxes	7,772	8,257	(20,575)
Income tax (provision) benefit	(4,047)	(6,212)	1,271
Net income (loss) and comprehensive income (loss)	3,725	2,045	(19,304)
Deemed dividend to preferred stockholders	—	(122,962)	(504)
Stock dividend issued to LP	—	(3,451)	—
Deemed contribution from redemption of redeemable preferred stock	—	1,420	—
Net income (loss) attributable to common stockholders	$3,725	$(122,948)	$(19,808)
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(6.08)	$(1.13)
Diluted	$0.10	$(6.08)	$(1.13)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	38,583,854	20,229,675	17,462,283
Diluted	38,853,393	20,229,675	17,462,283

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’

Equity (Deficit)

(in thousands, except share amounts)

							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 29, 2019	—	$—	3,129,634	$117,038	17,462,283	$18	$2,040	$(160,337)	$(158,279)
Series B redeemable preferred stock issuance, net of issuance costs of $163	7,500,001	16,412	—	—	—	—	(504)	—	(504)
Equity-based compensation expense	—	—	—	—	—	—	9,086	—	9,086
Net loss and comprehensive loss	—	—	—	—	—	—	—	(19,304)	(19,304)
Balance as of January 3, 2021	7,500,001	16,412	3,129,634	117,038	17,462,283	18	10,622	(179,641)	(169,001)
Series B-1 redeemable preferred stock issuance, net of issuance costs of $23	1,450,000	2,908	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering (IPO), net of underwriting discounts and commissions and issuance costs of $10,016	—	—	—	—	5,750,000	5	81,983	—	81,988
Deemed dividend to convertible preferred stockholders upon the IPO	—	—	—	122,962	—	—	(122,962)	—	(122,962)
Conversion of convertible preferred stock to common stock upon the IPO	—	—	(3,129,634)	(240,000)	15,000,000	15	239,985	—	240,000
Redemption of redeemable preferred stock upon the IPO	(8,950,001)	(19,320)	—	—	—	—	1,420	—	1,420
Stock dividend for issuance of common stock to LP upon the IPO	—	—	—	—	215,702	—	—	—	—
Reclassification of liability-classified CEO award to equity-classified award	—	—	—	—	—	—	2,887	—	2,887
Forfeiture of unvested restricted stock	—	—	—	—	(6,861)	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	8,145	—	8,145
Net income and comprehensive income	—	—	—	—	—	—	—	2,045	2,045
Balance as of January 2, 2022	—	—	—	—	38,421,124	38	222,080	(177,596)	44,522
Issuance of common stock for vesting of RSUs	—	—	—	—	791,064	1	(1)	—	—
Issuance of common stock for special compensation award	—	—	—	—	208,914	—	—	—	—
Shares withheld for withholding tax on RSUs	—	—	—	—	(139,081)	—	(1,200)	—	(1,200)
Offering costs related to IPO	—	—	—	—	—	—	(290)	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	—	—	—	—	2,648	—	2,648
Forfeited shares of restricted stock	—	—	—	—	(22,693)	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	15,488	—	15,488
Net income and comprehensive income	—	—	—	—	—	—	—	3,725	3,725
Balance as of January 1, 2023	—	$—	—	$—	39,259,328	$39	$238,725	$(173,871)	$64,893

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2023	2022	2021
	(52 weeks)	(52 weeks)	(53 weeks)
Cash Flows from Operating Activities
Net income (loss)	$3,725	$2,045	$(19,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,134	2,828	3,216
Noncash lease expense	3,257	—	—
Loss on debt extinguishment	—	1,392	—
Amortization of debt discount and debt issuance costs	157	2,283	2,485
Interest expense capitalized to principal of long-term debt and revolving line of credit	—	2,074	1,747
Payment of interest capitalized to principal of long-term debt and revolving line of credit	—	(3,821)	—
Equity-based compensation expense	16,087	13,664	9,086
Equity-based compensation expense related to redeemable preferred stock issuance	—	1,481	8,571
Write-off of deferred offering costs	—	—	1,950
Deferred income taxes	1,658	(1,663)	(14)
Loss (gain) on disposal of property and equipment	18	9	(25)
Changes in operating assets and liabilities:
Accounts receivable	1,740	(1,816)	123
Inventories	(21,010)	(5,281)	9,242
Assets for recovery	(136)	(2,650)	2,147
Income taxes (receivable) payable	(4,364)	2,094	(302)
Prepaid and other current assets	694	(2,721)	339
Accounts payable	1,148	(2,895)	(3,702)
Accrued expenses and other current liabilities	1,691	21,263	(9,346)
Operating lease liabilities	(2,608)	—	—
Other noncurrent liabilities	8	(1,390)	(1,357)
Net cash provided by operating activities	6,199	26,896	4,856
Cash Flows from Investing Activities
Capitalized software development costs	(2,500)	(1,522)	(1,273)
Purchases of property and equipment	(2,511)	(1,447)	(700)
Other	(112)	(425)	60
Net cash used in investing activities	(5,123)	(3,394)	(1,913)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	30,000	25,000	5,300
Repayments on revolving line of credit	(30,000)	(8,580)	(800)
Repayment of long-term debt	—	(109,608)	(2,531)
Payment of debt issuance costs	—	(514)	(437)
Issuance of common stock upon IPO, net of underwriting discounts and commissions and issuance costs	—	82,546	—
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	—	1,427	7,337
Redemption of redeemable preferred stock	—	(17,900)	—
Principal payments on finance lease obligations	(786)	—	—
Payment of offering costs related to the IPO	(832)	—	—
Advance from LP	—	—	37
Repayment of advance from LP	—	—	(2,040)
Withholding tax payments related to vesting of RSUs	(1,115)	—	—
Other	(32)	(24)	(111)
Net cash (used in) provided by financing activities	(2,765)	(27,653)	6,755
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,689)	(4,151)	9,698
Cash, cash equivalents and restricted cash at beginning of period	11,908	16,059	6,361
Cash, cash equivalents and restricted cash at end of period	$10,219	$11,908	$16,059

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,219	$11,402	$15,554
Restricted cash	—	506	505
Total cash, cash equivalents and restricted cash at end of period	$10,219	$11,908	$16,059

			(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2023	2022	2021
	(52 weeks)	(52 weeks)	(53 weeks)
Supplemental Disclosure
Cash paid for income taxes, net	$6,436	$6,112	$171
Cash paid for interest	$893	$8,555	$12,732

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$28,018	$—	$—
Addition of lease liabilities recorded upon adoption of ASC 842	$28,599	$—	$—
Right-of-use assets acquired under operating lease obligations	$2,299	$—	$—
Remeasurement of operating lease right-of-use assets for lease modification	$1,616	$—	$—
Assets acquired under finance lease obligations	$4,750	$—	$—
Prepaid rent reclassified to lease right-of-use assets	$381	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$259	$55	$94
Debt issuance costs included in accrued expenses	$—	$—	$917
Deemed dividend to preferred stockholders	$—	$(122,962)	$504
Paid-in-kind interest added to principal balance of long-term debt and revolving line of credit	$—	$2,074	$1,747
Offering costs included in accrued expenses	$—	$542	$—
Deemed contribution from redemption of redeemable preferred stock	$—	$1,420	$—
Conversion of convertible preferred stock to common stock upon the IPO	$—	$240,000	$—
Reclassification of CEO special compensation award from a liability award to an equity award	$—	$2,887	$—
			(Concluded)

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.Description of Business, Organization and Liquidity

Organization and Business

Pursuant to a reorganization, Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, “we”, “our”, or the “Company”), was formed on August 25, 2017 as a holding company and its primary asset is an indirect membership interest in Lulu’s Fashion Lounge, LLC (“Lulus LLC”). Prior to the Company’s initial public offering, the Company was majority-owned by Lulu’s Holdings, L.P. (the “LP”). In connection with the Company’s initial public offering, the LP was liquidated.

Lulus LLC was founded in 1996, starting as a vintage boutique in Chico, CA that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of Lulus LLC’s outstanding common stock in 2014. The Company, through Lulus LLC, is an online retailer of women’s clothing, shoes and accessories based in Chico, CA.

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, fuel prices, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in 2022 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During 2022, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal year ended January 1, 2023 (“2022”) consisted of 52 weeks, the fiscal year ended January 2, 2022 (“2021”) consisted of 52 weeks, and the fiscal year ended January 3, 2021 (“2020”) consisted of 53 weeks.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related assets for recovery, lease right-of-use assets and related lease liabilities, income tax valuation allowance and fair value of equity awards. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Segment Reporting

The Company manages its business on the basis of one operating and reportable segment, retail. The Company’s chief operating decision maker is its chief executive officer (“CEO”). All long-lived assets are located in the United States and substantially all revenue is attributable to customers based in the United States. International sales are not significant.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of January 1, 2023, and January 2, 2022, a single wholesale customer represented 15% and 24% respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during 2022, 2021 and 2020.

Accounts Receivable

Accounts receivable consist primarily of receivables from credit card processing agencies and wholesale customers. Based on historical collections from these agencies and wholesale customers, no allowance for doubtful accounts was deemed necessary as of January 1, 2023 and January 2, 2022.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Property and Equipment, net

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 9 years. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, their cost and related accumulated depreciation are removed from the balance sheet with any resulting gain or loss reflected in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Goodwill and Tradename

Goodwill is stated at the excess of the acquisition price over the fair value of net assets acquired in a purchase acquisition and is not amortized. Goodwill arose from the LP’s purchase of 100% of the outstanding common stock of Lulus LLC on July 25, 2014 and the Company has one reporting unit. The Company’s tradename is an indefinite-lived intangible asset and is not amortized. The Company reviews its goodwill and tradename for impairment at least annually (on the first day of the fourth quarter) or more frequently whenever events or changes in circumstances indicate that the carrying amount may be impaired.

When testing goodwill for impairment, the Company first performs an assessment of qualitative factors (“Step 0 Test”). The qualitative assessment includes assessing the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. These events and circumstances include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. The Company also considers recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit. The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. As a result, there was no goodwill impairment during 2022, 2021 and 2020. There was no accumulated impairment of goodwill as of January 1, 2023, and January 2, 2022.

When testing the tradename for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the tradename is less than its carrying amount, the Company tests the tradename for impairment at the asset level. The Company determines the fair value of the tradename and compares it to the carrying value. If the carrying value of the tradename exceeds the fair value, the Company recognizes an impairment loss in an amount equal to the excess. The Company performed the qualitative assessment of its tradename and determined that it is more likely than not that the fair value of the tradename exceeds the carrying value of the reporting unit. There were no additions to, disposals of, or impairments of the tradename during 2022, 2021 and 2020, There was no accumulated impairment of the tradename as of January 1, 2023, and January 2, 2022.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a 3-year period. The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Costs related to design or maintenance are expensed as incurred. Intangible asset amortization expense was $1.7 million, $1.6 million and $1.7 million during 2022, 2021 and 2020, respectively.

Intangible assets are amortized on a straight-line basis over the estimated useful life of the assets. The Company reviews intangible assets for impairment under the long-lived asset model described below. No impairment of intangible assets was recorded during the years presented.

Long-Lived Asset Impairment

The Company evaluates long-lived assets, including lease right-of-use assets, for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that projected undiscounted future net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its estimated fair value. There was no impairment recorded during the years presented.

Deferred Offering Costs

Deferred offering costs consist of expenses incurred in connection with an equity offering, including legal, accounting, printing, and other IPO-related costs. Deferred offering costs are written off to operating expenses in the consolidated statements of operations and comprehensive income (loss) upon the termination or significant delay of a planned equity offering. During 2020, approximately $2.0 million of deferred offering costs from an offering that was postponed were written off to general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). There were no deferred offering costs related to the IPO capitalized in the consolidated balance sheets as of January 1, 2023, January 2, 2022 and January 3, 2021.

Leases

Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842 on January 3, 2022

Leases were reviewed for classification as operating or capital leases. For operating leases, the Company recognized rent on a straight-line basis over the term of the lease. The Company recorded the difference between cash payments and rent expense recognized as a deferred rent liability included in accrued expenses and other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. Incentives granted under the Company’s facility leases, including allowances to fund leasehold improvements, were deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease. The Company changed its method of accounting for leases as of January 3, 2022 due to the adoption of FASB ASC 842, Leases (“ASC 842”).

Subsequent to the adoption of ASC 842 on January 3, 2022

Contracts that have been determined to convey the right to use an identified asset are evaluated for classification as an operating or finance lease. For the Company’s operating and finance leases, the Company records a lease liability based

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during 2022, 2021 and 2020 was not material.

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

The following table summarizes the significant changes in the contract liabilities balances during 2022, 2021 and 2020 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 29, 2019	$547	$4,605
Revenue recognized that was included in contract liability balance at the beginning of the period	(547)	(2,094)
Increase due to cash received, excluding amounts recognized as revenue during the period	792	2,462
Balance as of January 3, 2021	792	4,973
Revenue recognized that was included in contract liability balance at the beginning of the period	(792)	(1,471)
Increase due to cash received, excluding amounts recognized as revenue during the period	145	3,738
Balance as of January 2, 2022	145	7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(3,282)
Increase due to cash received, excluding amounts recognized as revenue during the period	69	6,870
Balance as of January 1, 2023	$69	$10,828

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of customer service, payment processing fees, advertising, targeted online performance marketing and search engine optimization costs. Selling and marketing expenses also include spend on brand marketing channels, including cash and free clothing compensation to influencers, events and other forms of online and offline marketing related to growing and retaining the customer base. Advertising costs included in selling and marketing expenses were $64.4 million, $53.6 million, and $38.1 million in 2022, 2021 and 2020, respectively.

Equity-Based Compensation

The Company grants stock-based awards to certain employees, officers, directors, and other nonemployee service providers. Equity-based compensation is measured at the grant date or modification date for all equity-based awards made to employees and nonemployees based on the estimated fair value of the awards. Equity-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee is required to provide service in exchange for the award, which is generally the vesting period. The Company classifies equity-based compensation expense as general and administrative expense in the Company’s consolidated statements of operations and comprehensive income (loss).

The Company has elected to recognize forfeitures by reducing the equity-based compensation expense in the same period as the forfeitures occur.

The fair value of grants of restricted stock or restricted stock units (“RSUs”) is based on the fair value of the Company’s common stock underlying the award on the grant date or modification date. For stock option awards, the Company applies the Black-Scholes option pricing model to determine the fair value. The model utilizes the estimated per share fair value of the Company’s underlying common stock at the grant date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. The Company combined equity-based compensation expense and equity-based compensation expense related to CEO special compensation awards into one line item, equity-based compensation expense, in the consolidated statements of cash flows.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Net Income (Loss) Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities as the application of the if converted method is not more dilutive. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company considers its redeemable preferred stock and convertible preferred stock to be participating securities. In accordance with the two-class method, net income (loss) is adjusted for earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income (loss) per share attributable to common stockholders. The redeemable preferred stock and convertible preferred stock contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in the Company’s losses. As such, where applicable, net losses were not allocated to these securities.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the calculation of basic and diluted weighted average shares used to compute net income (loss) per share attributable to common stockholders:

	2022	2021	2020
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – Basic	38,583,854	20,229,675	17,462,283
Dilutive securities:
Unvested restricted stock	55,127	-	-
Unvested RSUs	139,064	-	-
Special compensation awards	67,547	-	-
Employee Stock Purchase Plan	7,801	-	-
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – Diluted	38,853,393	20,229,675	17,462,283

The following securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the fiscal years presented because including them would have been anti-dilutive (on an as-converted basis):

	2022	2021	2020
Series A convertible preferred stock	—	—	3,129,634
Stock options	322,793	322,793	—
Unvested restricted stock	78,303	381,612	—
Unvested RSUs	904,076	—	—
CEO award share settlement	—	417,828	—
Total	1,305,172	1,122,233	3,129,634

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

significant estimates and credit quality are also required. The guidance is effective for the Company for fiscal years beginning after December 15, 2022. The Company will adopt this guidance on January 2, 2023, and does not expect such adoption to have a material impact on its consolidated financial statements or disclosure requirements.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, revolving line of credit and long-term debt. As of January 1, 2023 and January 2, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s new revolving facility that provides for borrowings up to $50.0 million (the “New Revolving Facility” — see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands) as of:

	Estimated Useful Lives	January 1,	January 2,
	in Years	2023	2022
Leasehold improvements	3-9	$3,802	$3,502
Equipment	3-7	2,659	3,278
Furniture and fixtures	3-7	1,880	2,123
Construction in progress		36	107
Total property and equipment		8,377	9,010
Less: accumulated depreciation and amortization		(3,986)	(5,779)
Property and equipment, net		$4,391	$3,231

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Depreciation of property and equipment was $2.4 million, $1.3 million and $1.5 million for 2022, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands) as of:

	January 1,	January 2,
	2023	2022
Accrued compensation and benefits	$6,751	$8,136
Accrued distributions payable to former Class P unit holders	—	2,648
Accrued marketing	3,206	3,621
Accrued inventory	3,411	2,928
Other	4,608	4,615
Accrued expenses and other current liabilities	$17,976	$21,948

5.Debt

New Revolving Facility

During November 2021, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”) to provide the New Revolving Facility that provides for borrowings up to $50.0 million. During the term of the Credit Agreement, the Company can increase the aggregate amount of the New Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). During 2022, the Company borrowed $30.0 million under the New Revolving Facility and repaid $30.0 million of the outstanding balance. The New Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of January 1, 2023, the Company had $0.3 million outstanding under the Letter of Credit. As of January 1, 2023, the Company had $24.7 million available for borrowing under the New Revolving Facility and $7.2 million available to issue letters of credit.

All borrowings under the Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the New Revolving Facility, taking into account the sum of outstanding borrowings and letter of credit obligations. As of January 1, 2023, the interest rate for the New Revolving Facility was 6.2%, and during 2022 and 2021, the effective interest rate for the New Revolving Facility was 4.2% and 2.5%, respectively.

Amounts borrowed under the Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of January 1, 2023, management has determined that the Company was in compliance with all financial covenants.

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

The effective interest rate on the Term Loan was 15.3% and 13.3% for 2021 and 2020, respectively.

Revolving Facility

Outstanding amounts under the Revolving Facility bore interest at variable rates with a minimum of 7.00%. The Company repaid $8.6 million outstanding under the Revolving Facility in March 2021, and the Revolving Facility was terminated on November 15, 2021. The effective interest rate for the Revolving Facility was 11.6% and 10.4% for 2021 and 2020, respectively.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the consolidated statements of operations and comprehensive income (loss). Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the New Revolving Facility, which are included in other non-current assets in the consolidated balance sheets. As of January 1, 2023, and January 2, 2022, unamortized debt issuance costs recorded within other non-current assets were $0.3 million and $0.4 million, respectively.

Future minimum payments of principal on the Company’s outstanding debt were as follows (in thousands):

Fiscal Year Ending	Amounts
2023	$—
2024	25,000
Total principal amount	$25,000

6.Leases

Subsequent to the adoption of ASC 842

On January 3, 2022, the Company adopted ASC 842 using the alternative transition method and applied the standard only to leases that existed at that date. Under the alternative transition method, the Company did need to restate the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The Company is a lessee under various lease agreements. The determination of whether an arrangement contains a lease, and the lease classification is made at lease commencement (date upon which the Company takes possession of the asset). At lease commencement, the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of 12 months or less. The Company has one finance lease and multiple operating leases that are combined and included in the lease right-of-use assets, lease liabilities, current, and lease liabilities, noncurrent on the Company’s condensed consolidated balance sheets.

The Company primarily leases its distribution facilities and corporate offices under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. As of January 3, 2022, the Company had various operating leases with a lease term of less than 12 months for its office spaces. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. As of January 1, 2023, the Company had immaterial remaining obligations for the base rent related to the short-term leases.

The Company also leases equipment under one master finance lease agreement, with two equipment leases that commenced in March 2022 and August 2022, and both expire in March 2026 with lease payments due quarterly through December 2025.

As of January 1, 2023, the future minimum lease payments for the Company’s operating and finance leases for each of the next five fiscal years, and thereafter, were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2023	$5,173	$1,252	$6,425
2024	5,229	1,252	6,481
2025	5,883	1,252	7,135
2026	4,610	—	4,610
2027	5,138	—	5,138
Thereafter	11,631	—	11,631
Total undiscounted lease payment	37,664	3,756	41,420
Present value adjustment	(7,759)	(163)	(7,922)
Total lease liabilities	29,905	3,593	33,498
Less: lease liabilities, current	(3,294)	(1,162)	(4,456)
Lease liabilities, noncurrent	$26,611	$2,431	$29,042

Under the terms of the remaining lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability, including non-lease components such as common area maintenance fees, taxes, and insurance.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

2022
Finance lease cost
Amortization of ROU assets	$920
Interest on lease liabilities	90
Operating lease cost	4,631
Short-term lease cost	771
Variable lease cost	743
Total lease cost	$7,155

Lease cost included in cost of revenue	$6,038
Lease cost included in general and administrative expenses	$1,117

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,706
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$786

Right-of-use assets obtained in exchange for new finance lease liabilities	$4,750
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,299
Remeasurement of operating lease right-of-use assets for lease modification	$1,616

Weighted-average remaining lease term - finance leases	39 months
Weighted-average remaining lease term - operating leases	87 months
Weighted-average discount rate - finance leases	3.00%
Weighted-average discount rate - operating leases	6.50%

Prior to the adoption of ASC 842

Rent expense for non-cancelable operating leases was $3.3 million and $3.1 million in 2021 and 2020, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded that it was not probable that it had incurred a material loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any contingencies.

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s consolidated financial statements. As of January 1, 2023 and January 2, 2022, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the consolidated financial statements as a result of these provisions.

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of January 1, 2023, no shares of preferred stock were issued and outstanding.

In connection with the Company’s IPO in 2021, all of the Company’s outstanding 3,129,634 shares of convertible preferred stock were converted to 15,000,000 shares of the Company’s common stock. The Company’s convertible preferred stock contained a down round provision that if preferred stock or common stock without consideration or for a consideration per share less than the conversion price for the convertible preferred stock of $38.34 per share was issued, then the preferred stock conversion price would be automatically adjusted. As a result of issuing common stock at $16.00 per share in connection with the IPO, the down round feature within the convertible preferred stock was triggered and resulted in the Company issuing 11,870,366 additional shares of common stock. The Company recorded a deemed dividend of $123.0 million in additional paid-in capital related to the conversion of the convertible preferred stock that represented the difference between the liquidation amount of $240.0 million and the carrying value of $117.0 million

Series B and Series B-1 Redeemable Preferred Stock Issuance.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

In connection with the Company’s IPO in 2021, all redeemable preferred stock was redeemed for $17.9 million and extinguished. The difference between the liquidation amount of $17.9 million and the carrying value of $19.3 million was recorded as a deemed contribution of $1.4 million in additional paid-in capital.

9.Common Stock

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

As of January 1, 2023, the Company has reserved 322,793 shares of common stock for issuance upon the exercise of stock options, 208,914 shares of common stock to settle the CEO Special Compensation Awards in March 2023, and 4,237,022 shares of common stock for future issuance under the equity plans described in Note 10, Equity-Based Compensation.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

On April 1, 2022, the Company filed a Registration Statement on Form S-8 (the “Form S-8”) with the SEC for the purpose of registering an additional 5,921,056 shares of the Company’s common stock, inclusive of 1,536,845 and 384,211 shares associated with automatic increases that occurred on January 3, 2022 under the Omnibus Equity Plan and ESPP, respectively.  An additional 3,200,000 and 800,000 shares were registered in the Form S-8 for the Omnibus Equity Plan and the ESPP, respectively, which represents two years’ worth of estimated future automatic increases in availability for these plans. As of January 1, 2023, the Company had 3,109,008 and 1,128,014 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “compensation committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The compensation committee may or may not issue the full number of shares that are reserved for issuance.

The Company’s initial ESPP offering period commenced on August 26, 2022. The ESPP consists of consecutive, overlapping 12-month offering periods that begin on each August 26 and February 26 during the term of the ESPP, and end on each August 25 and February 25 occurring 12 months later, as applicable. Each offering period is comprised of two consecutive six-month purchase periods that begin on each August 26 and February 26 within each offering period and end on each February 25 and August 25, respectively, thereafter. The duration and timing of offering periods and purchase periods may be changed by the Company’s Board of Directors or compensation committee at any time. The ESPP allows participants to purchase shares of the Company’s common stock at a 15 percent discount from the lower of the Company’s stock price on (i) the first day of the offering period or on (ii) the last day of the purchase period and includes a rollover mechanism for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The ESPP also allows participants to reduce their percentage election once during the offering period, but they cannot increase their election until the next offering period. The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. During 2022, equity-based compensation expense related to the ESPP was $54 thousand.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. During 2022, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	63.80 to 78.05%
Risk-free interest rate	3.26 to 3.36%
Dividend yield	-
Weighted average fair value per share of ESPP awards granted	$2.33 to 2.56

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

CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (“Employment Agreement”) with the CEO and granted stock options under the 2021 Equity Plan to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO. Upon completion of the IPO, 137,567 stock options with service conditions and 23,830 stock options with both service and performance vesting conditions were accelerated.

Under the Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the CEO will receive two bonuses which will be settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification and $2.9 million was reclassified from accrued expenses and other current liabilities and other noncurrent liabilities to additional paid-in capital in 2021. During 2022 and 2021, the Company recognized equity-based compensation related to the two bonuses of $2.3 million and $3.3 million, respectively, and issued 208,914 of fully-vested shares in 2022 upon satisfaction of the service performed through March 31, 2022. On March 31, 2023, the Company will issue 208,914 fully-vested shares to the CEO upon satisfaction of the requisite service period. As of January 1, 2023, the unrecognized equity-based compensation expense is $0.4 million and will be recognized over a weighted-average period of 0.3 years.

Under a new employment agreement with Mr. McCreight signed in November 2022, reflecting his new role as Executive Chairman, which became effective on March 6, 2023, Mr. McCreight will receive two equity-based awards equal to $2.0 million and $1.0 million in March 2023 and March 2024, respectively, which will be settled in RSUs that vest in four and two quarterly installments from March 2023 and March 2024, respectively, through December 2023 and June 2024, respectively.  We concluded that the two awards are liability-classified upon issuance in November 2022 and are recorded within accrued expense and other current liabilities and other noncurrent liabilities. During 2022, the Company recognized expense of $0.5 million for the two awards. As of January 1, 2023, the unrecognized expense is $2.5 million and will be recognized over a weighted-average period of 1.2 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Stock Options

A summary of stock option activity in 2022 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 2, 2022	322,793	$11.35	9.29
Granted	—	—	—
Outstanding as of January 1, 2023	322,793	$11.35	8.29
Exercisable as of January 1, 2023	161,397	$11.35	8.29	$—
Vested and expected to vest as of January 1, 2023	322,793	$11.35	8.29	$—

There were no options granted during 2022.  There were 322,793 options granted during 2021 with a weighted-average grant-date fair value of $16.44 per share.

The following table presents the range of assumptions used to estimate the fair value of options granted during 2021:

Fair value of common stock	$25.86
Expected term (in years)	6.48
Expected volatility	50.62%
Risk-free rate	1.17%
Dividend yield	0%

Fair Value of Common Stock – Given the absence of a public market prior to the IPO, the Board of Directors, with the assistance of a third-party valuation specialist, determined the fair value of the Company’s common stock at the time of the grant of stock options by considering a number of objective and subjective factors, including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly-traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event and transactions involving the Company’s common stock, among other factors. The fair value of the underlying common stock was determined by the Board of directors. The Company has not granted any stock options subsequent to the IPO.

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

Volatility - As the Company was not publicly traded prior to the IPO, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.

Dividend Yield - The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

During 2022 and 2021, equity-based compensation expense of $1.4 million and $3.2 million, respectively, was recorded to general and administrative expense related to the stock options. As of January 1, 2023, total unrecognized

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

compensation cost related to unvested stock options was $1.2 million, which is expected to be recognized over a weighted average remaining service period of 1.25 years.

Restricted Stock and RSUs

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders (see below) received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $2.6 million during 2022, related to the exchanged restricted stock. As of January 1, 2023, the unrecognized equity-based compensation expense for all restricted stock is $1.1 million and will be recognized over a weighted-average period of 1.67 years.

The following table summarizes the rollforward of unvested restricted stock in 2022:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 2, 2022	381,612	$5.39
Restricted stock granted	—	—
Restricted stock vested	(280,616)	5.39
Restricted stock forfeited	(22,693)	5.39
Balance at January 1, 2023	78,303	$5.38

The fair value of restricted stock vested during 2022 was $2.2 million.

During 2022, the Company granted 2,088,544 RSUs to certain executives and employees which vest over a two- or three-year service period, and 197,374 RSUs to certain directors which vest over a six-month to three-year service period pursuant to the Company’s Non-Employee Director Compensation Program. The Company recognized equity-based compensation expense of $8.8 million related to the RSUs during 2022. As of January 1, 2023, the unrecognized equity-based compensation expense related to the RSUs is $10.8 million and will be recognized over a weighted-average period of 1.42 years.

The following table summarizes the rollforward of unvested RSUs in 2022:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at January 2, 2022	—	—
RSUs granted	2,285,918	$9.41
RSUs vested	(791,064)	10.08
RSUs forfeited	(158,180)	10.02
Balance at January 1, 2023	1,336,674	$8.94

The fair value of RSUs vested during 2022 was $5.3 million.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company recognized a tax benefit of $0.8 million related to equity-based compensation expense in 2022. There was no income tax benefit recognized related to equity-based compensation expense in 2021 or 2020.

Class P Units

Certain of the Company’s employees participated in an equity incentive program (consisting of Class P units) offered by the LP. The LP’s Class P units were available to be issued as incentive compensation to employees, officers, directors, and other nonemployee service providers or consultants of the Company. During 2020, all outstanding Class P units totaling 1,858,210 were modified ($7.22 weighted average modification date fair value per unit) to include a provision that if the employment with or service to the Company is terminated, then all outstanding Class P units that have satisfied the service-based vesting requirements will remain outstanding. 384,522 of the outstanding Class P units were also modified to include both a service condition and a performance condition. The performance-based vesting condition was satisfied upon completion of the IPO. As of the modification dates, the Company measured the fair value of all modified Class P units. During 2020, the LP granted an additional 1,094,861 Class P units which vest monthly over four years from the grant date and only include a service condition ($4.54 weighted average grant date fair value per unit).

During 2021, the LP modified the vesting schedule related to 763,178 outstanding Class P units for two senior executives to accelerate vesting if the two senior executives perform service after the completion of the IPO over the subsequent 12-month period. The Company concluded that the amendment to the Class P units was a modification under ASC 718 and there was no incremental equity-based compensation expense to recognize. With the completion of the Company’s IPO, the remaining unrecognized expense associated with the restricted stock, received in exchange at the IPO for the modified Class P units, was recognized over the subsequent 12-month period through November 2022.

The Company recorded equity-based compensation expense of $1.9 million and $8.8 million ($8.4 million upon modification) during 2021 and 2020, respectively, related to the outstanding and vested service-based Class P units and after the conversion to restricted stock discussed above. The total fair value of Class P units vested during 2021 was $3.4 million.

Class P - Distributions

With the completion of the IPO, the performance condition for the distributions related to the Class P units was met and the Company recognized a cumulative catch-up to equity-based compensation expense of $2.6 million during 2021. Such amounts payable to the former Class P unit holders (“FCPUs”) of $2.6 million were included in accrued expenses and other current liabilities as of January 2, 2022. The distributions payable to the FCPUs were determined to be settled in 2022 as a result of agreements reached with the FCPUs, and were recorded as an increase to additional paid-in capital as such amounts were related to the shares of common stock received by the FCPUs as part of the liquidation of the LP in November 2021. The agreements provided for payments to the FCPUs of up to $0.6 million (if future sales of shares of common stock held by the FCPUs during 2022 occur at a price less than the threshold stated in the agreements). No material amounts were recorded as equity-based compensation expense in 2022 as the period in which the FCPUs were eligible for this payment expired on June 20, 2022 with one immaterial payment being triggered under this agreement.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

11.Income Taxes

All of the Company’s income (loss) before income taxes is from the United States. The following table presents the components of the income tax (provision) benefit (in thousands):

	2022	2021	2020
Current:
Federal	$(2,325)	$(5,919)	$900
State	(64)	(1,956)	357
Total current (provision) benefit	(2,389)	(7,875)	1,257
Deferred:
Federal	(1,263)	1,341	(220)
State	(395)	322	234
Total deferred (provision) benefit	(1,658)	1,663	14
Income tax (provision) benefit	$(4,047)	$(6,212)	$1,271

The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.9	16.3	0.9
Non-deductible equity-based compensation expense	17.3	22.0	(18.0)
Non-deductible officer compensation	20.4	14.0	—
Tax credits	—	—	0.4
Change in uncertain tax position	3.9	(0.9)	1.5
Prior year adjustments	(1.0)	2.3	0.2
Federal 2018 amended return	(10.2)	—	—
Other	(0.4)	0.5	0.2
Effective tax rate	51.9%	75.2%	6.2%

The 2021 non-deductible officer compensation rate impact has been reclassified from non-deductible equity-based compensation expense rate impact in the table above to conform to the current year presentation.

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes, and (b) operating losses and tax credit carryforwards.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands) as of:

	January 1,	January 2,
	2023	2022
Deferred tax assets:
Accruals and allowances	$1,928	$2,888
Interest disallowance	1,910	3,456
Inventory capitalization and other adjustments	1,405	849
Deferred revenue	1,475	1,142
Equity-based compensation	698	531
Net operating losses and tax credit carryforwards	148	488
R&D capitalization	1,113	—
Lease liabilities	8,319	—
Other	166	423
Gross deferred tax assets	17,162	9,777
Deferred tax liabilities:
Depreciation and amortization	(7,825)	(6,856)
Lease right-of-use asset	(8,074)	—
Other	—	—
Gross deferred tax liabilities	(15,899)	(6,856)
Net deferred tax assets	$1,263	$2,921

Net deferred tax assets are included in other noncurrent assets on the consolidated balance sheets as of January 1, 2023 and January 2, 2022.

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

As of January 1, 2023, the Company had state net operating loss carryforwards of $1.67 million. The state net operating loss carryforwards will begin to expire in 2039. The Company also has state tax credit carryforwards of $0.04 million. The state tax credits will begin to expire in 2026. Lastly, the Company currently has $8.27 million of a federal disallowed interest expense carryforward under Section 163(j) of the Internal Revenue Code, which can be carried forward indefinitely.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States, which includes several significant provisions for corporations, including a payment deferral of employer payroll taxes. The Company elected to defer the payment of employer payroll taxes in 2020. The Company repaid $0.5 million during 2021 and repaid the remaining $0.5 million during 2022.

As of January 1, 2023 and January 2, 2022, the Company’s uncertain tax positions and related accrued interest and penalties were not material. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the financial statements as a component of income tax expense. The Company does not anticipate that the uncertain tax positions balance as of January 1, 2023 will change significantly over the next 12 months.

The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2018.

12.Related Party Transactions

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

Advance to/from the LP

An additional $37,000 was advanced to the Company from the LP during 2020. During 2020, the Company repaid the $2.0 million of advances from the LP plus accrued interest of $0.1 million, and such repayment was used by the LP to pay accrued Class P unit distributions to certain current employees of the Company.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Management & Consulting Fees

The Company has accrued for management and consulting fees to H.I.G. Capital, LLC (“H.I.G.”, the LP’s ultimate parent), Institutional Venture Partners (Series A Preferred Stockholder), and certain board members. Expenses for such services were $0.4 million to H.I.G and $0.3 million to other related parties during 2021 and $0.5 million to H.I.G and $0.2 million to other related parties during 2020. All outstanding management fees were settled at the time of our IPO and the management and consulting agreements were terminated upon the IPO.

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

Operating Leases

Until June 2021, the Company leased operations and warehouse spaces from a limited partner of the LP and a Series B Preferred Stockholder of the Company. After June 2021, the Company continued to lease a retail space from this limited partner and Series B Preferred Stockholder. Following the liquidation of the LP and the redemption of the Series B Preferred Stock in November 2021, the Company leased this retail space from the same party, who remains related as a common stockholder of the Company. Total rent expense to the related party was $0.1 million, $0.1 million and $0.1 million during 2022, 2021 and 2020, respectively.

13.Defined Contribution Plans

The Company sponsors a participant-directed 401(k) profit sharing plan for employees who have been working at the Company for at least three months and are at least 18 years of age. Participants may make wage-deferred contributions up to the maximum allowed by law. The Company matches 100% of each participating employee’s deferral up to a maximum of 4% of eligible compensation. The Company may make additional discretionary matching contributions up to 6% of eligible compensation. The Company made matching contributions of $1.0 million, $0.9 million, and $0.7 million during 2022, 2021, and 2020, respectively.

14.Subsequent Events

On February 13, 2023, Mr. McCreight voluntarily forfeited 161,396 unvested stock options of the Company, which the Company expects will result in an immediate acceleration of the remaining $1.2 million of compensation expense related to the unvested stock options in the first quarter of 2023.

Additionally, on February 13, 2023, the Company and Mr. McCreight entered into the First Amendment to Lulu’s Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement (the “Amendment”) in order to extend the post-termination exercise period of 161,397 vested stock options from 90 days to three (3) years from a termination of service other than for cause, death or disability. No other changes to the option agreement were made. The Company expects the Amendment will result in an immediate compensation expense to the Company of between $50,000 to $80,000.

On March 5, 2023, the Company entered into an employment agreement with Ms. Landsem for her service as Chief Executive Officer (the “CEO Employment Agreement”), which became effective on March 6, 2023.  Under the terms of the CEO Employment Agreement, Ms. Landsem will receive an annual base salary of $500,000 and will be eligible to

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

earn an annual bonus target equal to 80% of base salary for the 2023 fiscal year (with target amounts for fiscal years after 2023 determined by the Compensation Committee, which shall in no event be less than a target of 80% of base salary) based on performance against bonus key performance indicators. Pursuant to the terms of the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,572 RSUs, which will vest in quarterly installments beginning on June 30, 2023 through December 31, 2026, and a grant of 1,811,571 Performance Stock Units (“PSUs”), which will vest in three equal annual installments if the volume-weighted average price of the Company's common stock over trailing ten (10) trading days equals or exceeds certain thresholds and Ms. Landsem remains employed under the terms of the CEO Employment Agreement on each of March 5, 2024, March 5, 2025 and March 5, 2026.

On March 6, 2023, the Board appointed Tiffany R. Smith as the Chief Financial Officer of the Company effective as of March 6, 2023. On March 8, 2023, the Company entered into an employment agreement with Ms. Smith for her service as Chief Financial Officer (the “CFO Employment Agreement”), which governs her employment terms effective as of March 6, 2023. Under the terms of the CFO Employment Agreement, Ms. Smith will receive an annual base salary of $385,000 and will be eligible to earn an annual bonus target equal to 50% of base salary based on the achievement of the applicable performance goals and pursuant to the Company’s bonus policies and plans at that time. Ms. Smith is entitled to receive an initial grant of RSUs for fiscal year 2023 with a target value of $385,000 based on the initial share price, as defined in the CFO Employment Agreement which shall vest in three (3) substantially equal installments annually on each of March 8, 2024, March 7, 2025 and March 6, 2026.

On March 8, 2023, the Board approved, upon the Compensation Committee’s recommendation, a bonus program for 2023 applicable to certain executive officers and employees that allows, based on established performance criteria (which can be Company financial performance criteria or a combination of Company financial and individual performance criteria), participants to earn a bonus to be paid in RSUs up to an aggregate program maximum of approximately 1.5 million RSUs. If the applicable performance criteria are achieved, the RSUs would be granted and fully vested upon completion of the Company's fiscal year 2023 financial statement audit and confirmation of bonus eligibility. The RSU awarded under the bonus program will be issued pursuant to the Omnibus Equity Plan.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of January 1, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2023, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the COSO criteria, management determined that our internal control over financial reporting was effective as of January 1, 2023.

This Form 10-K does not include an attestation report on internal controls over financial reporting by our independent registered accounting firm. Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We have adopted a written code of ethics, entitled “Code of Business Conduct and Ethics,” that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our Code of Business Conduct and Ethics free of charge through our investor relations website, which is located at https://investors.lulus.com. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K.  The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	The consolidated financial statements are filed as part of this Annual Report on Form 10-K under, Part II, “Item 8. Financial Statements and Supplementary Data.”
(2)	The financial statement schedules are omitted because they are either not applicable, or the required information is included in the consolidated financial statements or notes thereto under Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K
(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.1	12/16/2021
3.2	Amended and Restated Bylaws of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.2	12/16/2021
4.1	Form of Common Stock Certificate	S-1/A	333-260194	4.1	11/01/2021
4.2	Investors’ Rights Agreement, dated as of April 12, 2018, among the Lulu’s Fashion Lounge Holdings, Inc., the Investors listed on Schedule A thereto, Lulu’s Holdings, L.P. and LFL Acquisition Corp.	S-1	333-260194	4.2	10/12/2021
4.3	Description of the Registrant’s Securities	10-K	001-41059	4.3	03/31/2022
10.1+	Omnibus Equity Plan and Form of Stock Option Agreement and Restricted Stock Unit Agreement	10-K	001-41059	10.1	03/31/2022
10.2+	2021 Employee Stock Purchase Plan.	S-1/A	333-260194	10.2	11/01/2021
10.3+	Form of Stock Award Agreement (Evidencing Common Stock Received in Respect of Class P Units).	S-1/A	333-260194	10.3	11/01/2021
10.4+	2021 Equity Incentive Plan	S-1	333-260194	10.4	10/12/2021
10.5+	Stock Option Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.5	10/12/2021
10.6+	Special Compensation Award Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.6	10/12/2021
10.7+	Employment Agreement, dated as of April 15, 2021, among, Lulu’s Fashion Lounge, LLC, the Registrant and David W. McCreight	S-1	333-260194	10.7	10/12/2021

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.8+	Form of Indemnification Agreement	S-1/A	333-260194	10.8	11/01/2021
10.9	Commercial Lease Agreement (Unit C and Unit F), dated as of October 26, 2016, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.	S-1/A	333-260194	10.14	11/01/2021
10.10	Addenda to the Commercial Lease Agreements (Unit B, Unit C and Unit F), dated as of September 6, 2019, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC	S-1/A	333-260194	10.15	11/01/2021
10.11	Lease Agreement, dated as of January 7, 2019, between Chrin-Carson Development, LLC and the Registrant	S-1/A	333-260194	10.17	11/01/2021
10.12	First Amendment to Lease, dated as of February 24, 2019, between Chrin-Carson Development, LLC and the Registrant	S-1/A	333-260194	10.18	11/01/2021
10.13+	Registration Rights Agreement among the Registrant and certain of its stockholders, dated November 10, 2021.	10-Q	001-41059	10.9	12/16/2021
10.14+	Stockholders Agreement among the Registrant, H.I.G. Growth Partners—Lulu’s, L.P., entities affiliated with IVP and Canada Pension Plan Investment Board, dated November 10, 2021.	10-Q	001-41059	10.10	12/16/2021
10.15+	Lulu’s Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program	8-K	001-41059	10.1	01/31/2022
10.16	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Crystal Landsem, dated May 12, 2022	10-Q	001-41059	10.1	5/17/2022
10.17	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Mark Vos, dated May 12, 2022	10-Q	001-41059	10.2	5/17/2022
10.18	Credit Agreement, dated as of November 15, 2021, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A., as Administrative Agent, dated as of November 15, 2021	10-Q	001-41059	10.3	5/17/2022
10.19	Master Fulfillment System Acquisition & Software License Agreement, dated as of September 24, 2021, between 6 River Systems, LLC and Lulu’s Fashion Lounge, LLC	10-Q	001-41059	10.8	5/17/2022

				Incorporated by Reference							Filed/
Exhibit Number		Exhibit Description		Form		File No.		Exhibit		Filing Date		Furnished Herewith

10.20		Commercial Lease Agreement, dated as of September 3, 2021 , between Adaya Slover Holdings, LLC, and Lulu’s Fashion Lounge, LLC		10-Q		001-41059		10.9		5/17/2022
10.21+		Employment Agreement, dated as of November 11, 2022, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and David W. McCreight		8-K		001-41059		10.1		11/15/2022
10.22+		First Amendment to Lulu's Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement, dated as of February 13, 2023, between Lulu's Fashion Lounge Holdings, Inc. and David W. McCreight		8-K		001-41059		10.1		2/14/2023
10.23+		Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Crystal Landsem		8-K		001-41059		10.1		03/06/2023
10.24+		Amendment to Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc, Lulu's Fashion Lounge, LLC and Mark Vos		8-K		001-41059		10.2		03/06/2023
10.25+		Employment Agreement, dated as of March 8, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Tiffany R. Smith		8-K		001-41059		10.2		03/09/2023
10.26+		Amended 2021 Employee Stock Purchase Plan										*
10.27		Commercial Lease Agreement (Unit B), dated as of May 6, 2017, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.										*
10.28		Commercial Lease Agreement (Unit E), dated as of November 5, 2019, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC										~~*~~
10.29		Commercial Lease Agreement (Unit G), dated as of September 24, 2020, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC 										~~*~~
10.30		Addendum to the Commercial Lease Agreement (Unit B), dated as of January 6, 2020, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC										~~*~~

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.31	Extension to the Commercial Lease Agreement (Unit B, Unit C, Unit E, Unit F and Unit G), dated as of December 27, 2022, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC					*
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

+Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: March 14, 2023	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2023	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Crystal Landsem	Chief Executive Officer (Principal Executive Officer)	March 14, 2023
Crystal Landsem	and Director

/s/ Tiffany R. Smith	Chief Financial Officer (Principal Financial and	March 14, 2023
Tiffany R. Smith	Accounting Officer)

/s/ David McCreight	Executive Chairman	March 14, 2023
David McCreight

/s/ Dara Bazzano	Director	March 14, 2023
Dara Bazzano

/s/ John Black	Director	March 14, 2032
John Black

/s/ Evan Karp	Director	March 14, 2023
Evan Karp

/s/ Anisa Kumar	Director	March 14, 2023
Anisa Kumar

/s/ Eric Liaw	Director	March 14, 2023
Eric Liaw

/s/ Michael Mardy	Director	March 14, 2023
Michael Mardy

/s/ Danielle Qi	Director	March 14, 2023
Danielle Qi

/s/ Caroline Sheu	Director	March 14, 2023
Caroline Sheu

/s/ Kira Yugay	Director	March 14, 2023
Kira Yugay