Form 10-Q
period 2023-04-02
Lulu's Fashion Lounge Holdings, Inc.
filed 2023-05-09
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

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

Large accelerated filer	☐,	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2023, there were 39,737,701 shares of the registrant’s common stock, par value $0.001, outstanding.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2023” and/or “2023” relate to the year ending December 31, 2023 and “fiscal 2022” and/or “2022” relate to the year ended January 1, 2023. The years ended December 31, 2023 and January 1, 2023 were 52-week years.

Throughout this Quarterly Report on Form 10-Q, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Quarterly Report on Form 10-Q, we also reference Adjusted EBITDA, Adjusted EBITDA Margin and Net Debt which are non-GAAP (accounting principles generally accepted in the United States of America) financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, Adjusted EBITDA Margin and Net Debt, as well as a reconciliation of net (loss) income to Adjusted EBITDA and a reconciliation to non-GAAP Net Debt from Total Debt. Net (loss) income is the most directly comparable financial measure to Adjusted EBITDA and Total Debt is the most directly comparable financial measure to Net Debt, required by, or presented in accordance with GAAP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	April 2,	January 1,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$7,829	$10,219
Accounts receivable	7,234	3,908
Inventory, net	51,830	43,186
Assets for recovery	6,752	3,890
Income tax refund receivable	3,724	4,078
Prepaids and other current assets	4,033	3,738
Total current assets	81,402	69,019
Property and equipment, net	4,319	4,391
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	3,196	3,090
Lease right-of-use assets	31,432	32,514
Other noncurrent assets	5,278	4,251
Total assets	$179,566	$167,204

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,043	$5,320
Accrued expenses and other current liabilities	26,678	17,976
Returns reserve	17,586	9,066
Stored-value card liability	11,130	10,828
Lease liabilities, current	4,775	4,456
Total current liabilities	67,212	47,646
Revolving line of credit	20,000	25,000
Lease liabilities, noncurrent	27,761	29,042
Other noncurrent liabilities	818	623
Total liabilities	115,791	102,311
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 39,727,187 and 39,259,328 shares issued and outstanding as of April 2, 2023 and January 1, 2023, respectively	40	39
Additional paid-in capital	243,224	238,725
Accumulated deficit	(179,489)	(173,871)
Total stockholders' equity	63,775	64,893
Total liabilities and stockholders' equity	$179,566	$167,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022
Net revenue	$90,976	$111,902
Cost of revenue	53,015	58,924
Gross profit	37,961	52,978
Selling and marketing expenses	19,489	21,886
General and administrative expenses	24,348	27,834
(Loss) income from operations	(5,876)	3,258
Other income (expense), net:
Interest expense	(523)	(208)
Other income, net	73	54
Total other expense, net	(450)	(154)
(Loss) income before (provision) benefit for income taxes	(6,326)	3,104
Income tax benefit (provision)	708	(1,061)
Net (loss) income and comprehensive (loss) income	(5,618)	2,043
Net (loss) income attributable to common stockholders	$(5,618)	$2,043
Net (loss) income per share attributable to common stockholders
Basic	$(0.14)	$0.05
Diluted	$(0.14)	$0.05
Weighted average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	39,233,953	38,098,073
Diluted	39,233,953	38,385,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Thirteen Weeks Ended April 2, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	39,259,328	$39	$238,725	$(173,871)	$64,893
Issuance of common stock for vesting of restricted stock units (RSUs)	491,769	1	—	—	1
Issuance of common stock for special compensation award	208,914	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	47,502	—	269	—	269
Shares withheld for withholding tax on RSUs	(277,606)	—	(662)	—	(662)
Forfeited shares of restricted stock	(2,720)	—	—	—	—
Equity-based compensation expense	—	—	4,892	—	4,892
Net (loss) and comprehensive (loss)	—	—	—	(5,618)	(5,618)
Balance as of April 2, 2023	39,727,187	$40	$243,224	$(179,489)	$63,775

	For the Thirteen Weeks Ended April 3, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 2, 2022	38,421,124	$38	$222,080	$(177,596)	$44,522
Issuance of common stock for vesting of restricted stock units (RSUs)	228,387	1	(1)	—	—
Issuance of common stock for special compensation award	208,914	—	—	—	—
Shares withheld for withholding tax on RSUs	(28,295)	—	(265)	—	(265)
Offering costs related to Initial Public Offering (IPO)	—	—	(290)	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	2,648	—	2,648
Equity-based compensation expense	—	—	5,126	—	5,126
Net income and comprehensive income	—	—	—	2,043	2,043
Balance as of April 3, 2022	38,830,130	$39	$229,298	$(175,553)	$53,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022
Cash Flows from Operating Activities
Net (loss) income	$(5,618)	$2,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,121	841
Noncash lease expense	864	789
Amortization of debt discount and debt issuance costs	40	40
Equity-based compensation expense	4,698	5,758
Deferred income taxes	(2,105)	(554)
Changes in operating assets and liabilities:
Accounts receivable	(3,326)	(2,213)
Inventories	(8,644)	(19,892)
Assets for recovery	(2,862)	(2,928)
Income taxes (receivable) payable	1,388	1,636
Prepaid and other current assets	(295)	(499)
Accounts payable	1,719	7,136
Accrued expenses and other current liabilities	17,572	28,554
Operating lease liabilities	(803)	7
Other noncurrent liabilities	(44)	(470)
Net cash provided by operating activities	3,705	20,248
Cash Flows from Investing Activities
Capitalized software development costs	(551)	(600)
Purchases of property and equipment	(518)	(976)
Other	—	(78)
Net cash used in investing activities	(1,069)	(1,654)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	2,000	—
Repayments on revolving line of credit	(7,000)	(10,000)
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	269	—
Principal payments on finance lease obligations	(245)	—
Payment of offering costs related to the IPO	—	(542)
Withholding tax payments related to vesting of RSUs	(43)	—
Other	(7)	(21)
Net cash used in financing activities	(5,026)	(10,563)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,390)	8,031
Cash, cash equivalents and restricted cash at beginning of period	10,219	11,908
Cash, cash equivalents and restricted cash at end of period	$7,829	$19,939

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$7,829	$19,433
Restricted cash	—	506
Total cash, cash equivalents and restricted cash at end of period	$7,829	$19,939

		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$9	$(20)
Interest	$497	$164
Operating leases	$1,298	$510
Finance leases	$245	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$—	$28,018
Addition of lease liabilities recorded upon adoption of ASC 842	$—	$28,599
Right-of-use assets acquired under operating lease obligations	$17	$—
Assets acquired under finance lease obligations	$69	$3,763
Purchases of property and equipment included in accounts payable and accrued expenses	$35	$99
Offering costs included in accrued expenses	$—	$290
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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, fuel prices, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in the first quarter of 2023 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During the first quarter of 2023, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.  Additionally, the COVID-19 pandemic has had and may continue to have a materially adverse impact on the macroeconomic environment.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal years ended December 31, 2023 and January 1, 2023 consisted of 52-weeks.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 2, 2023 and its results of operations for the thirteen weeks ended April 2, 2023 and April 3, 2022 and its cash flows for the thirteen weeks ended April 2, 2023 and April 3, 2022. The results of operations for the thirteen weeks ended April 2, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.

The condensed consolidated balance sheet as of January 1, 2023 was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2023.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2023, except as noted below and within the "Adopted and Recently Issued Accounting Pronouncements" section.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of April 2, 2023 and January 1, 2023, a single wholesale customer represented 14% and 15%, respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the thirteen weeks ended April 2, 2023 and April 3, 2022.

Leases

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

Fixed lease expense for operating leases is recognized on a straight-line basis, unless the right-of-use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive (loss) income. Fixed and variable lease expense on operating leases is recognized within operating expenses in the condensed consolidated statements of operations and

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

comprehensive (loss) income. Finance lease expenses are recognized on a straight-line basis.  Fixed and variable expenses are captured within interest expense and depreciation expense, which has components within general and administrative expenses and cost of revenue.  The Company’s non-lease components are primarily related to maintenance, insurance and taxes, which varies based on future outcomes and is thus recognized in lease expense when incurred.

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen weeks ended April 2, 2023 and April 3, 2022 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen weeks ended April 2, 2023 and April 3, 2022 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 1, 2023	$69	$10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(69)	(1,720)
Increase due to cash received, excluding amounts recognized as revenue during the period	122	2,022
Balance as of April 2, 2023	$122	$11,130

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 2, 2022	$145	$7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(1,786)
Increase due to cash received, excluding amounts recognized as revenue during the period	315	1,838
Balance as of April 3, 2022	$315	$7,292

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $15.1 million and $16.9 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively.

Net (Loss) Income Per Share Attributable to Common Stockholders

Basic net (loss) income per share attributable to common stockholders is computed using net (loss) income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share attributable to common stockholders represents net (loss) income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the calculation of basic and diluted weighted average shares used to compute net (loss) income per share attributable to common stockholders:

	Thirteen Weeks Ended
	April 2, 2023	April 3, 2022
Weighted average shares used to compute net (loss) income per share attributable to common stockholders – Basic	39,233,953	38,098,073
Dilutive securities:
Unvested restricted stock	—	94,659
Unvested restricted stock units (RSUs)	—	4,854
Special compensation awards	—	188,179
Weighted average shares used to compute net (loss) income per share attributable to common stockholders – Diluted	39,233,953	38,385,765

The following securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended
	April 2, 2023	April 3, 2022
Stock options	161,397	322,793
Unvested restricted stock	66,313	234,169
Unvested RSUs	4,024,510	1,417,657
Performance stock units	1,811,571	—
Employee stock purchase plan shares	146,535	—
Total	6,210,326	1,974,619

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. The guidance is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 2, 2023, and it did not have a material impact on its consolidated financial statements or disclosure requirements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

There are no new recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and revolving line of credit. As of April 2, 2023 and January 1, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of the Company’s Revolving Facility that provides for borrowings up to $50.0 million (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	April 2,	January 1,
	in Years	2023	2023
Leasehold improvements	3-9	$3,859	$3,802
Equipment	3-7	2,778	2,659
Furniture and fixtures	3-7	1,888	1,880
Construction in progress		146	36
Total property and equipment		8,671	8,377
Less: accumulated depreciation and amortization		(4,352)	(3,986)
Property and equipment, net		$4,319	$4,391

Depreciation and amortization of property and equipment for the thirteen weeks ended April 2, 2023 and April 3, 2022 was $0.7 million and $0.4 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 2,	January 1,
	2023	2023
Accrued compensation and benefits	$4,746	$6,751
Accrued marketing	6,387	3,206
Accrued inventory	9,648	3,411
Other	5,897	4,608
Accrued expenses and other current liabilities	$26,678	$17,976

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.Debt

Revolving Facility

During November 2021, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”) to provide the Revolving Facility that provides for borrowings up to $50.0 million (the "Revolving Facility"). During the term of the Credit Agreement, the Company can increase the aggregate amount of the Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (“Letter of Credit”). During the thirteen weeks ended April 2, 2023, the Company borrowed $2.0 million under the Revolving Facility and repaid $7.0 million of the outstanding balance. The Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of April 2, 2023, we had $0.3 million outstanding under the Letter of Credit. As of April 2, 2023, we had $29.7 million available for borrowing under the Revolving Facility and $7.2 million available to issue letters of credit.

All borrowings under the Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the Revolving Facility, taking into account the sum of outstanding borrowings and Letter of Credit obligations. As of April 2, 2023, the interest rate for the Revolving Facility was 6.6%. During the thirteen weeks ended April 2, 2023, the effective interest rate for the Revolving Facility was 7.0%.

Amounts borrowed under the Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of April 2, 2023, management has determined that the Company was in compliance with all financial covenants.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive (loss) income. Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the Revolving Facility, which are included in other non-current assets in the condensed consolidated balance sheets. As of April 2, 2023 and January 1, 2023, unamortized debt issuance costs recorded within other non-current assets were $0.3 million and $0.3 million, respectively.

6.Leases

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

The Company is a lessee under various lease agreements. The determination of whether an arrangement contains a lease and the lease classification is made at lease commencement (date on which a lessor makes an underlying asset available for use by the lessee). At lease commencement, the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of 12 months or less. The Company has multiple finance leases and operating leases that are combined and included in the lease right-of-use assets, lease liabilities, current, and lease liabilities, noncurrent on the Company’s condensed consolidated balance sheets.

The Company primarily leases its distribution facilities and corporate offices under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. The Company had zero and $0.5 million remaining obligations for the base rent related to the short-term leases as of April 2, 2023 and April 3, 2022, respectively.

The Company also leases equipment under finance lease agreements expiring on various dates through May 2028.

As of April 2, 2023, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2023 (remaining nine months)	$3,894	$993	$4,887
2024	5,283	1,267	6,550
2025	5,844	1,268	7,112
2026	4,605	14	4,619
2027	5,138	15	5,153
Thereafter	11,632	6	11,638
Total undiscounted lease payment	36,396	3,563	39,959
Present value adjustment	(7,275)	(148)	(7,423)
Total lease liabilities	29,121	3,415	32,536
Less: lease liabilities, current	(3,428)	(1,347)	(4,775)
Lease liabilities, noncurrent	$25,693	$2,068	$27,761

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

Thirteen Weeks Ended
April 2,
2023
Finance lease cost
Amortization of ROU assets	$304
Interest on lease liabilities	27
Operating lease cost	1,201
Short-term lease cost	159
Variable lease cost	216
Total lease cost	$1,907

Lease cost included in cost of revenue	$1,387
Lease cost included in general and administrative expenses	$520

Weighted-average remaining lease term - finance leases	37 months
Weighted-average remaining lease term - operating leases	84 months
Weighted-average discount rate - finance leases	3.05%
Weighted-average discount rate - operating leases	6.50%

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of April 2, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of April 2, 2023 and January 1, 2023, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock with a $0.001 par value as of April 2, 2023 and January 1, 2023. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. No dividends have been declared to date. As of April 2, 2023, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, and 285,378 shares of common stock available for future issuance under the Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,473,106 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), respectively. Both equity plans are further described in Note 10, Equity-Based Compensation.

10.Equity-Based Compensation

Omnibus Equity Plan and Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company adopted the Omnibus Equity Plan and ESPP.

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

On April 1, 2022, the Company filed a Registration Statement on Form S-8 (the “Form S-8”) with the SEC for the purpose of registering an additional 5,921,056 shares of the Company’s common stock, inclusive of 1,536,845 and 384,211 shares associated with automatic increases that occurred on January 3, 2022 under the Omnibus Equity Plan and ESPP, respectively.  This registration also included 3,200,000 and 800,000 shares for the Omnibus Equity Plan and the ESPP, respectively, representing two years’ worth of estimated future automatic increases in availability for these plans.

As of April 2, 2023, the Company had 285,378 and 1,473,106 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s board of directors (the “compensation committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The compensation committee may or may not issue the full number of shares that are reserved for issuance.  The

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

compensation committee has recommended, and the Board has unanimously approved, an amendment to the Omnibus Equity Plan, which would increase the authorized number of shares available for grant by 2,000,000 (the “Amendment”). The Amendment would become effective on June 13, 2023, if approved by stockholders at the 2023 Annual Meeting of Stockholders (the “Annual Meeting”).

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

Under the Company’s ESPP, if the closing market price of the Company’s common stock on the offering date of a new offering period falls below the closing market price of the Company’s common stock on the offering date of an ongoing offering period, the ongoing offering period terminates immediately following the settlement of shares on the purchase date. Participants in the terminated offering period are automatically enrolled in the new offering period, triggering a modification and assessment of incremental stock-based compensation expense to be recognized over the new offering period if the incremental expense is greater than the original grant date expense. Additionally, the ESPP also provides a rollover feature for an offering period to be rolled over into a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period.

During the quarter ended April 2, 2023, the fair market value of the Company’s stock on the purchase date, February 25, 2023, was lower than the fair market value of the Company’s stock on the initial offering date. As a result, the initial ESPP offering period was reset and the new lower price became the new offering price. The reset was treated as a modification resulting in immaterial incremental stock-based compensation that will be recognized over the remaining requisite service period.  Additionally, the initial ESPP offering period rolled over to a new 12 months offering period on February 25, 2023.

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen weeks ended April 2, 2023, equity-based compensation expense related to our ESPP was $0.1 million. During the thirteen weeks ended April 2, 2023, the Company issued 47,502 shares pursuant to the ESPP six-month purchase period ended February 25, 2023.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen weeks ended April 2, 2023, the Company utilized the following assumptions:

Expected term (in years)	0.05 to 1.00
Expected volatility	87.86 to 109.93%
Risk-free interest rate	5.05 to 5.06%
Dividend yield	-
Weighted average fair value per share of ESPP awards granted	$0.54 to 1.57

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2021 Equity Plan

In April 2021, the Company’s board of directors adopted the 2021 Equity Plan. The 2021 Equity Plan provides for the issuance of incentive stock options, restricted stock, restricted stock units and other stock-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan was 925,000 shares. The options outstanding under the 2021 Equity Plan expire ten years from the date of grant. The Company issues new shares of common stock to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

Former CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (the “McCreight IPO Employment Agreement”) with the former CEO, David McCreight, and granted stock options under the 2021 Equity Plan to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO. As previously disclosed on a Form 8-K filed on February 13, 2023 (the “February 13 8-K”), Mr. McCreight voluntarily forfeited 161,396 unvested stock options of the Company. During the thirteen weeks ended April 2, 2023, the forfeiture of 161,396 unvested stock resulted in immediate acceleration of the remaining $1.2 million of compensation expense which was recorded to general and administrative expense. As previously disclosed in the February 13 8-K, the Company and David McCreight also entered into the First Amendment to Lulu’s Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement that extends the post-termination exercise period of 161,397 vested stock options from 90 days to three (3) years from a termination of service other than for cause, death or disability.

Under the McCreight IPO Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the former CEO received two bonuses which were settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses were subject to the guidance within ASC 718 and were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification. The Company recorded the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. During the thirteen weeks ended April 2, 2023 and April 3, 2022, the Company recognized equity-based compensation expense related to the two bonuses of $0.4 million and $1.1 million, respectively.  During the thirteen weeks ended April 2, 2023 and April 3, 2022, the Company issued 208,914 and 208,914 fully-vested shares, respectively, upon satisfaction of the service performed through March 31, 2023 and March 31, 2022, respectively.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 1, 2023	322,793	$11.35	8.29
Granted	—	—	—
Forfeited	(161,396)	$11.35	—
Outstanding as of April 2, 2023	161,397	$11.35	8.04
Exercisable as of April 2, 2023	161,397	$11.35	8.04	$—
Vested and expected to vest as of April 2, 2023	161,397	$11.35	8.04	$—

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock and Restricted Stock Units (“RSUs”)

Immediately before the completion of the IPO, the LP was liquidated and the Class P unit holders of the LP (current and former employees or service providers of the Company) received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.2 million and $0.8 million during the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively, related to the exchanged restricted stock. As of April 2, 2023, the unrecognized equity-based compensation expense for all restricted stock is $0.9 million and will be recognized over a weighted-average period of 1.45 years.

The following table summarizes the rollforward of unvested restricted stock during the thirteen weeks ended April 2, 2023:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 1, 2023	78,303	$5.38
Restricted stock granted	—	—
Restricted stock vested	(9,270)	5.37
Restricted stock forfeited	(2,720)	5.37
Balance at April 2, 2023	66,313	$5.38

During the thirteen weeks ended April 2, 2023, the Company entered into employment agreements with Crystal Landsem, the Chief Executive Officer, (the “CEO Employment Agreement”) and Tiffany Smith, the Chief Financial Officer, (the “CFO Employment Agreement”), under which 1,811,572 and 161,088 RSUs were granted, respectively.  Under the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,572 RSUs, which vest in quarterly installments beginning on June 30, 2023 through December 31, 2026 and are subject to continued service requirements. Under the CFO Employment Agreement, Ms. Smith received 161,088 RSUs, granted in two parts, with 118,025 and 43,063 RSUs granted on March 17, 2023 and April 30, 2023, respectively, which in combination will vest in three equal installments on March 8, 2024, March 7, 2025 and March 6, 2026, and are subject to continued service requirements. On March 5, 2023, Mr. McCreight received a grant of 25,873 RSUs pursuant to the McCreight IPO Employment Agreement. These RSUs vest in 12 equal installments from April 30, 2023 through March 31, 2024, and are subject to continued service requirements.  In addition, under Mr. McCreight’s employment agreement for his Executive Chairman role, entered into on November 11, 2022 (the “Executive Chairman Employment Agreement”), Mr. McCreight was entitled to receive a grant of RSUs equivalent to $2 million.  The Company initially concluded that the award was subject to the guidance within ASC 718 and was liability-classified upon issuance. On March 17, 2023, the number of RSUs associated with the award became determinable, and the award became equity-classified as it no longer met the criteria for liability classification. Mr. McCreight’s 836,820 RSUs were granted in two parts, with 613,116 RSUs granted on March 17, 2023 and 223,704 RSUs granted on April 30, 2023, the combination of which vest in equal, quarterly installments on the date immediately following the last day of each calendar quarter, starting April 1, 2023, and are subject to continued service requirements.

During the thirteen weeks ended April 2, 2023, the Company granted 2,520,541 RSUs to certain executives (inclusive of the aforementioned RSU grants to Ms. Landsem and Ms. Smith) and employees which vest over a three- year service period, and 694,536 RSUs to certain directors (inclusive of the aforementioned RSU grants to the Executive Chairman) which vest over a three-month to three-year service period pursuant to the Company’s Non-Employee Director Compensation Program and the Executive Chairman Employment Agreement. The Company recognized equity-based

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

compensation expense of $2.8 million and $2.1 million during the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively, related to the RSUs. As of April 2, 2023, the unrecognized equity-based compensation expense is $17.5 million and will be recognized over a weighted-average period of 2.19 years.

The following table summarizes the roll forward of unvested RSUs during the thirteen weeks ended April 2, 2023:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at January 1, 2023	1,336,674	$8.94
RSUs granted	3,215,077	2.76
RSUs vested	(491,769)	6.05
RSUs forfeited	(35,472)	7.68
Balance at April 2, 2023	4,024,510	$4.37

Performance Stock Units (“PSUs”)

Under the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,571 PSUs on March 5, 2023 which vest in three equal annual installments of 603,857 subject to the achievement of trailing ten day volume-weighted average price targets of the Company’s common stock and her continued employment on the vesting dates. The Company recognized equity-based compensation expense of $0.2 million during the thirteen weeks ended April 2, 2023, related to the PSUs. As of April 2, 2023, the unrecognized equity-based compensation expense is $4.5 million and will be recognized over a weighted-average period of 2.93 years.

The following table summarizes the rollforward of unvested PSUs during the thirteen weeks ended April 2, 2023:

Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at January 1, 2023	—	$—
PSUs granted	1,811,571	2.65
PSUs vested	—	—
PSUs forfeited	—	—
Balance at April 2, 2023	1,811,571	$2.65

Class P Units

384,522 of the outstanding Class P units included both a service condition and a performance condition, while the remainder of the Class P units only included a service condition. The performance-based vesting condition was satisfied upon completion of the IPO. Equity-based compensation expense of $0.4 million and $1.3 million related to the Class P units was recorded to general and administrative expense in the condensed consolidated statements of operations and comprehensive income for the thirteen and thirty-nine weeks ended October 3, 2021, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Class P Distributions

Distributions payable to former Class P unit holders (“FCPUs”) triggered upon the completion of the Company’s 2021 IPO were determined to be settled in the thirteen weeks ended April 3, 2022 as a result of agreements reached with the FCPUs, and were recorded as an increase to additional paid-in capital. The agreements provided for contingent payments to the FCPUs of up to $0.6 million if certain conditions were met, which were recorded as equity-based compensation expense and accrued expenses and other current liabilities in the thirteen weeks ended April 3, 2022.  The $0.6 million accrual was subsequently reversed during the thirteen weeks ended July 3, 2022, when the timeframe for the payment conditions expired.

11.Income Taxes

All of the Company’s (loss) income before income taxes is from the United States. The following table presents the components of the benefit (provision) for income taxes (in thousands):

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022
(Loss) income before benefit (provision) for income taxes	$(6,326)	$3,104
Benefit (provision) for income taxes	708	(1,061)
Effective tax rate	(11.2)%	(34.18)%

The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the thirteen weeks ended April 2, 2023. The Company’s pre-tax loss for the thirteen weeks ended April 2, 2023 relative to the Company’s projected pre-tax income for fiscal 2023 yielded an annual effective tax rate less than -240%, which was not deemed to be appropriate or meaningful. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, and therefore, the historical method would not provide a reliable estimate for the thirteen weeks ended April 2, 2023.

The effective tax rate for the thirteen weeks ended April 2, 2023 differs from the federal income tax rate of 21% primarily due to the increase in the amount of non-deductible executive compensation, relative to the decrease in (loss) income before provision for income taxes.  The effective tax rate for the thirteen weeks ended April 3, 2022 differs from the federal income tax rate of 21% primarily due to non-deductible equity-based compensation expenses.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.Subsequent Events

The compensation committee has recommended, and the Board has unanimously approved, an amendment to the Omnibus Equity Plan, which would increase the authorized number of shares available for grant by 2,000,000. The Amendment would become effective on June 13, 2023, if approved by stockholders at the Annual Meeting.

On April 30, 2023, upon the recommendation of the compensation committee, the Board approved a grant of 223,704 RSUs to Mr. McCreight which is the balance of 836,820 RSUs granted pursuant to the Executive Chairman Employment Agreement and a grant of 43,063 RSUs to Ms. Smith, which is the balance of the 161,088 RSUs granted pursuant to the CFO Employment Agreement.

On April 30, 2023, upon the recommendation of the compensation committee, the Board approved an aggregate grant of 206,218 RSUs to certain non-executive officer employees, subject to obtaining stockholder approval of the Amendment to the Omnibus Equity Plan at the Company’s Annual Meeting.  If stockholder approval is not obtained, then the recipients will receive the awards by July 15, 2023 as a result of additional shares becoming available for issuance under the Omnibus Equity Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 (the “2022 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item I, Part 1A, “Risk Factors” of the 2022 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, fuel prices, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in the first quarter of 2023 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During the first quarter of 2023, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.  Additionally, the COVID-19 pandemic has had and may continue to have a materially adverse impact on the macroeconomic environment.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022

	(in thousands, except percentages and Average Order Value)
Gross Margin	41.7%	47.3%
Net (loss) income	$(5,618)	$2,043
Adjusted EBITDA (1)	$16	$9,911
Adjusted EBITDA Margin (1)	—%	8.9%
Active Customers (2)	3,173	3,000
Average Order Value	$129	$133
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

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net (loss) income provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we calculate as (loss) income before interest expense, income taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and management fees. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.

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

Due to these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, and equity-based compensation expense. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022

	(in thousands)
Net (loss) income	$(5,618)	$2,043
Depreciation and amortization	1,121	841
Interest expense	523	208
Income tax (benefit) provision	(708)	1,061
Equity-based compensation expense (1)	4,698	5,758
Adjusted EBITDA	$16	$9,911
Adjusted EBITDA Margin	—%	8.9%
(1)

The thirteen weeks ended April 2, 2023, include equity-based compensation expense for RSUs and PSUs granted during the thirteen-week period and accelerated expense associated with the voluntary forfeiture of stock options, as well as equity-based compensation expense associated with equity-based awards granted in prior periods.  The thirteen weeks ended April 3, 2022, include equity-based compensation expense for RSUs granted during the thirteen-week period and equity-based awards granted in prior periods.

Net Debt

Net Debt is a non-GAAP financial measure that we calculate as total debt, which consists of the revolving line of credit, less cash and cash equivalents.  We consider Net Debt to be an important supplemental measure of our financial position, which is used by management to analyze our leverage, and which we believe is helpful to investors in order to monitor leverage and evaluate the balance sheet. A limitation associated with using Net Debt is that it subtracts cash and cash equivalents and therefore may imply that there is less Company debt than the most comparable GAAP measure indicates. Our non-GAAP financial measures, including Net Debt, should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.

A reconciliation to non-GAAP Net Debt from Total Debt as of April 2, 2023, and January 1, 2023, respectively, is as follows:

	As of
	April 2, 2023	January 1, 2023

	(in thousands)
Revolving line of credit, long term	$(20,000)	$(25,000)
Cash and cash equivalents	7,829	10,219
Net Debt	$(12,171)	$(14,781)

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, “Item 1A. Risk Factors” in our 2022 10-K.

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. During the trailing 12 months ended April 2, 2023, we served 3.2 million Active Customers compared to 3.0 million for the trailing 12 months ended April 3, 2022.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and benefits costs, including equity-based compensation for our employees involved in general corporate functions including finance, merchandising, marketing, and technology, as well as costs associated with the use by these functions of facilities and equipment, including depreciation, rent, and other occupancy expenses. General and administrative expenses are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company.

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

Benefit (Provision) for Income Taxes

Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the thirteen weeks ended April 2, 2023. Our pre-tax loss for the thirteen weeks ended April 2, 2023 relative to our projected pre-tax income for fiscal 2023 yielded a negative annual effective tax rate less than -240%, which was not deemed to be appropriate or meaningful.  We determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, and therefore, the historical method would not provide a reliable estimate for the thirteen weeks ended April 2, 2023.

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue and net (loss) income:

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022

Net revenue	$90,976	$111,902
Cost of revenue	53,015	58,924
Gross profit	37,961	52,978

Selling and marketing expenses	19,489	21,886
General and administrative expenses	24,348	27,834
(Loss) income from operations	(5,876)	3,258

Other income (expense), net:
Interest expense	(523)	(208)
Other income, net	73	54

Total other expense, net	(450)	(154)

(Loss) income before income taxes	(6,326)	3,104
Income tax benefit (provision)	708	(1,061)
Net (loss) income	$(5,618)	$2,043

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022
Net revenue	100%	100%
Cost of revenue	58	53

Gross profit	42	47

Selling and marketing expenses	21	19
General and administrative expenses	27	25

(Loss) income from operations	(6)	3

Other income (expense), net:
Interest expense	(1)	—

Total other expense, net	(1)	—

(Loss) income before income taxes	(7)	3
Income tax benefit (provision)	1	(1)

Net (loss) income	(6)%	3%

Comparisons for the Thirteen Weeks Ended April 2, 2023 and April 3, 2022

Net Revenue

Net revenue decreased in the thirteen weeks ended April 2, 2023 by $21.0 million, or 19%, compared to the thirteen weeks ended April 3, 2022. The decrease is the result of a 14% decrease in Total Orders Placed and a 3% decrease in AOV, net of higher promotions and discounts, along with higher return rates compared to the first quarter of 2022.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended April 2, 2023 compared to the same period of the prior year by $6.0 million, or 10%, compared to the same period last year, which was primarily driven by the impact of lower sales volume, partially offset by higher product costs, higher shipping costs driven by the impact of higher fuel costs, as well as the impact of higher depreciation and allocated facility costs related to our Southern California distribution facility that was not fully operative throughout the first quarter of 2022.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the thirteen weeks ended April 2, 2023 by $2.3 million, or 11%, compared to the thirteen weeks ended April 3, 2022 as we utilized a higher mix of promotions and discounts during the quarter.

General and Administrative Expenses

General and administrative expenses decreased by $3.7 million in the thirteen weeks ended April 2, 2023, or 13%, compared to the thirteen weeks ended April 3, 2022. The decrease was primarily due to $1.7 million lower variable labor costs associated with lower sales volume and lower equity-based compensation expense of $1.3 million related to equity-based awards issued through April 2, 2023. Additionally, there was a $0.6 million decrease in professional services, supplies, recruiting costs and D&O insurance costs.

Interest Expense

Interest expense increased in the thirteen weeks ended April 2, 2023 by $0.3 million, or 151%, compared to the thirteen weeks ended April 3, 2022. The increase is attributable to a $5 million higher revolver balance along with higher interest rates compared to the prior year.

Income Tax Benefit (Provision)

Our income tax benefit (provision) in the thirteen weeks ended April 2, 2023 decreased by $1.8 million to a benefit of $0.7 million, compared to a provision of $1.1 million in the thirteen weeks ended April 3, 2022. The decrease was primarily due to a decrease in our income to a loss before benefit (provision) for income taxes.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Our quarterly net revenue in 2022 reflected the highest concentrations in the first and second fiscal quarters compared to the rest of the year, as customer demand remained strong for dresses and event wear, carrying forward the trend seen in 2021 with the resurgence of events and special occasions. The third and fourth fiscal quarters of 2022 were impacted by a worsened macroeconomic environment where consumers generally lowered their spending levels and sought higher levels of promotions and discounts which has continued into the first quarter of 2023. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations.

Our quarterly gross profit fluctuates primarily based on how we manage our inventory and merchandise mix and has typically been in line with fluctuations in net revenue. When quarterly gross profit fluctuations have been unfavorable relative to the fluctuations in sales, these situations have been driven by non-recurring, external factors, such as the COVID-19 pandemic and the ensuing macroeconomic slowdown that begun in mid-2022, which led to increased promotional discounts and higher markdowns in order to optimize our inventory mix and quantities. Additionally, gross profit has recently been impacted by decreases in discretionary consumer spending as a result of inflation and macroeconomic conditions, increased promotions and discounts in response to decreases in consumer spending, and trends observed regarding the levels of returns.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities and borrowings under our Revolving Facility. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with distribution, network expansion and capitalized software and debt service requirements.

Initial Public Offering

On November 15, 2021, we completed our IPO, in which we issued and sold 5,750,000 shares of our common stock at a price to the public of $16.00 per share and raised net proceeds of approximately $82.0 million, after deducting the underwriting discounts and commissions of approximately $6.1 million and other issuance costs of approximately $3.9 million.

Credit Facilities

During November 2021, we entered into a Credit Agreement with Bank of America (the "Credit Agreement") to provide a revolving facility that provides for borrowings up to $50.0 million (the "Revolving Facility"). During the term of the Credit Agreement, we may increase the aggregate amount of the Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). As of April 2, 2023, we had $20.0 million outstanding under the Revolving Facility and had utilized $0.3 million under the Letter of Credit. As of April 2, 2023, we had $29.7 million available for borrowing under the Revolving Facility and $7.2 million available to issue letters of credit.

The Revolving Facility matures on November 15, 2024, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. We were in compliance with our debt covenants under the Credit Agreement as of April 2, 2023. While we expect to continue to be in compliance with our debt covenants, any failure to remain in compliance with our debt covenants may materially adversely affect our liquidity. A commitment fee of 37.5 basis points will be assessed on unused commitments under the Revolving Facility.

Availability and Use of Cash

As of April 2, 2023, we had cash and cash equivalents of $7.8 million. We believe that our cash and cash equivalents, cash flows from operations and the available borrowings under our Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2022 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirteen Weeks Ended
	April 2,	April 3,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$3,705	$20,248
Investing activities	(1,069)	(1,654)
Financing activities	(5,026)	(10,563)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,390)	$8,031

Operating Activities

During the thirteen weeks ended April 2, 2023, net cash provided by operating activities was $3.7 million after net loss of $5.6 million was adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, amortization of debt discount and debt issuance costs, equity-based compensation, deferred taxes and the effect of changes in working capital and other activities.

In the thirteen weeks ended April 2, 2023, net cash provided by operating activities decreased by $16.5 million to $3.7 million from $20.2 million in the same period of the prior year. The decrease in cash provided by operating activities was primarily driven by a decrease of $7.6 million in net income resulting in a net loss of $5.6 million for the thirteen weeks ended April 2, 2023 compared to a net income of $2.0 million for the thirteen weeks ended April 3, 2022. In addition, there was a decrease of $6.6 million related to changes in our operating assets and liabilities and a decrease of $2.3 million of non-cash items. There was a net decrease in cash of $6.6 million attributed to changes in operating assets and liabilities which resulted from a change to a $4.7 million net increase during the thirteen weeks ended April 2, 2023 from a $11.3 million net increase during the thirteen weeks ended April 3, 2022. This was driven primarily by an $11.0 million decrease in accrued expenses and other current liabilities; a $5.4 million lower accounts payable; a $1.1 million higher accounts receivable; $0.8 million higher operating lease liabilities and a $0.2 million lower income tax payable. These were partially offset by an $11.3 million lower inventory balance; a $0.4 million lower other non-current liabilities and a $0.2 million lower prepaid and other current assets. In addition, there was a decrease of $2.2 million in non-cash items which was from a change to net increase of $4.6 million during the thirteen weeks ended April 2, 2023 from a net increase of $6.8 million during the thirteen weeks ended April 3, 2022. This was primarily driven by a $1.5 million increase in deferred income taxes and a decrease of $1.1 million in non-cash equity-based compensation expenses including equity-based compensation expense related to employees, Executive Chairman, CEO special compensation awards and Executive Chairman liability-classified awards. These were partially offset by $0.3 million increase in depreciation and amortization and $0.1 million increase in non-cash lease expense.

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

In the thirteen weeks ended April 2, 2023, net cash used in investing activities was $1.1 million, which was a $0.6 million increase from $1.7 million in the thirteen weeks ended April 3, 2022. This was attributable to capital expenditures related to leasehold improvements, construction progress, purchase of computer hardware and equipment for our general operations.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Revolving Facility.

In the thirteen weeks ended April 2, 2023, net cash used in financing activities was $5.0 million, which was a decrease of $5.6 million from $10.6 million of net cash used in financing activities in the thirteen weeks ended April 3, 2022. This decrease was attributable primarily to a reduction of $3.0 million in repayments of our revolving facility, $2.0 million increases in proceeds from our revolving line of credit facilities; reduction of $0.6 million in offering costs related to the IPO in 2021 and $0.2 million increase in proceeds from issuance of common stock under the ESPP offset by $0.2 million increase in principal payments on finance lease obligations.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments as disclosed in our 2022 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2022 10-K and the notes to the audited consolidated financial statements appearing elsewhere in our 2022 10-K. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 2022 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our exposure to market risk from that discussed in our 2022 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2022 10-K. There have been no material changes to the risk factors previously disclosed in our 2022 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	First Amendment to Lulu's Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement, dated as of February 13, 2023, between Lulu's Fashion Lounge Holdings, Inc. and David W. McCreight.	8-K	001-41059	10.1	02/14/2023
10.2	Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Crystal Landsem.	8-K	001-41059	10.1	03/06/2023
10.3	Amendment to Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc, Lulu's Fashion Lounge, LLC and Mark Vos.	8-K	001-41059	10.2	03/06/2023
10.4	Employment Agreement, dated as of March 8, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Tiffany R. Smith.	8-K	001-41059	10.2	03/09/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: May 9, 2023	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)