Form 10-Q
period 2023-07-02
Lulu's Fashion Lounge Holdings, Inc.
filed 2023-08-08
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2023, there were 40,159,169 shares of the registrant’s common stock, par value $0.001, outstanding.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of July 2, 2023 and January 1, 2023	5
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022	6
	Condensed Consolidated Statements of Stockholders’ Equity for the twenty-six weeks ended July 2, 2023 and July 3, 2022	7
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 2, 2023 and July 3, 2022	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	39
Signatures		40

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: our ability to successfully maintain our desired merchandise assortment or manage our inventory effectively and attract a sufficient number of customers or sell sufficient quantities of our merchandise; our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors; our efforts to acquire or retain customers; our ability to maintain a high level of engagement with our customers and increase their spending with us; our ability to provide high-quality customer support; our ability to maintain a strong community around the Lulus brand with engaged customers and influencers; our ability to operate in the highly competitive retail apparel industry; our ability to successfully implement our growth strategy; our reliance on third parties to drive traffic to our platform; our use of social media, influencers, affiliate marketing, email, text messages, and direct mail; our exposure to international business uncertainties, including inflation, interest rates and fuel prices; our reliance on consumer discretionary spending; system security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems; any disruption caused by continual updates, augmentation and additions to our technology systems; our reliance on email and other messaging services; risks associated with sourcing, manufacturing, and warehousing; any disruptions to our three distribution facilities; our reliance on independent third-party transportation providers for substantially all of our merchandise shipments and any disruptions or increased transportation costs; risks associated with infringement upon the trademarks, copyrights or other intellectual property rights of third parties, including the risk that we could acquire merchandise from our suppliers without the full right to sell it; the unpredictability and adverse effects of the COVID-19 pandemic; and the other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2023” and/or “2023” relate to the year ending December 31, 2023 and “fiscal 2022” and/or “2022” relate to the year ended January 1, 2023. The fiscal years ending December 31, 2023 and ended January 1, 2023 consisted of 52-weeks.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	July 2,	January 1,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$5,947	$10,219
Accounts receivable	3,111	3,908
Inventory, net	46,232	43,186
Assets for recovery	4,749	3,890
Income tax refund receivable	3,459	4,078
Prepaids and other current assets	4,104	3,738
Total current assets	67,602	69,019
Property and equipment, net	4,134	4,391
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	3,212	3,090
Lease right-of-use assets	31,119	32,514
Other noncurrent assets	4,696	4,251
Total assets	$164,702	$167,204

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,235	$5,320
Accrued expenses and other current liabilities	18,394	17,976
Returns reserve	11,998	9,066
Stored-value card liability	12,356	10,828
Lease liabilities, current	5,054	4,456
Total current liabilities	57,037	47,646
Revolving line of credit	15,000	25,000
Lease liabilities, noncurrent	27,187	29,042
Other noncurrent liabilities	804	623
Total liabilities	100,028	102,311
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 40,140,911 and 39,259,328 shares issued and outstanding as of July 2, 2023 and January 1, 2023, respectively	40	39
Additional paid-in capital	246,720	238,725
Accumulated deficit	(182,086)	(173,871)
Total stockholders' equity	64,674	64,893
Total liabilities and stockholders' equity	$164,702	$167,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
Net revenue	$106,122	$131,512	$197,098	$243,414
Cost of revenue	58,726	71,345	111,741	130,269
Gross profit	47,396	60,167	85,357	113,145
Selling and marketing expenses	24,670	25,851	44,159	47,737
General and administrative expenses	24,396	23,392	48,744	51,226
(Loss) income from operations	(1,670)	10,924	(7,546)	14,182
Interest expense	426	157	949	365
Other income, net	(373)	(27)	(446)	(81)
(Loss) income before provision for income taxes	(1,723)	10,794	(8,049)	13,898
Income tax provision	874	4,795	166	5,856
Net (loss) income and comprehensive (loss) income	$(2,597)	$5,999	$(8,215)	$8,042

Basic earnings per share	$(0.07)	$0.16	$(0.21)	$0.21
Diluted earnings per share	$(0.07)	$0.15	$(0.21)	$0.21
Basic weighted-average shares outstanding	39,680,908	38,535,409	39,457,607	38,316,895
Diluted weighted-average shares outstanding	39,680,908	38,992,901	39,457,607	38,555,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Twenty-Six Weeks Ended July 2, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	39,259,328	$39	$238,725	$(173,871)	$64,893
Issuance of common stock for vesting of restricted stock units (RSUs)	491,769	1	—	—	1
Issuance of common stock for special compensation award	208,914	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	47,502	—	269	—	269
Shares withheld for withholding tax on RSUs	(277,606)	—	(662)	—	(662)
Forfeited shares of restricted stock	(2,720)	—	—	—	—
Equity-based compensation expense	—	—	4,892	—	4,892
Net (loss) and comprehensive (loss)	—	—	—	(5,618)	(5,618)
Balance as of April 2, 2023	39,727,187	40	243,224	(179,489)	63,775
Issuance of common stock for vesting of RSUs	634,567	—	—	—	—
Shares withheld for withholding tax on RSUs	(220,843)	—	(558)	—	(558)
Equity-based compensation expense	—	—	4,054	—	4,054
Net (loss) and comprehensive (loss)	—	—	—	(2,597)	(2,597)
Balance as of July 2, 2023	40,140,911	$40	$246,720	$(182,086)	$64,674

	For the Twenty-Six Weeks Ended July 3, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 2, 2022	38,421,124	$38	$222,080	$(177,596)	$44,522
Issuance of common stock for vesting of restricted stock units (RSUs)	228,387	1	(1)	—	—
Issuance of common stock for special compensation award	208,914	—	—	—	—
Shares withheld for withholding tax on RSUs	(28,295)	—	(265)	—	(265)
Offering costs related to Initial Public Offering (IPO)	—	—	(290)	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	2,648	—	2,648
Equity-based compensation expense	—	—	5,126	—	5,126
Net income and comprehensive income	—	—	—	2,043	2,043
Balance as of April 3, 2022	38,830,130	39	229,298	(175,553)	53,784
Issuance of common stock for vesting of RSUs	196,808	—	—	—	—
Shares withheld for withholding tax on RSUs	(73,195)		(805)	—	(805)
Forfeited shares of restricted stock	(22,693)		—	—	—
Equity-based compensation expense	—	—	3,447	—	3,447
Net income and comprehensive income	—	—	—	5,999	5,999
Balance as of July 3, 2022	38,931,050	$39	$231,940	$(169,554)	$62,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2023	2022
Cash Flows from Operating Activities
Net (loss) income	$(8,215)	$8,042
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,306	1,850
Noncash lease expense	1,753	1,545
Amortization of debt discount and debt issuance costs	78	79
Equity-based compensation expense	9,029	8,591
Deferred income taxes	(1,569)	(1,298)
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Accounts receivable	797	(858)
Inventories	(3,046)	(26,399)
Assets for recovery	(859)	(1,637)
Income taxes payable	1,653	2,845
Prepaid and other current assets	(497)	396
Accounts payable	3,916	4,188
Accrued expenses and other current liabilities	4,756	14,730
Operating lease liabilities	(1,635)	(1,038)
Other noncurrent liabilities	(116)	(454)
Net cash provided by operating activities	8,351	10,588
Cash Flows from Investing Activities
Capitalized software development costs	(1,026)	(1,247)
Purchases of property and equipment	(726)	(1,394)
Other	—	(97)
Net cash used in investing activities	(1,752)	(2,738)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	5,000	10,000
Repayments on revolving line of credit	(15,000)	(20,000)
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	269	—
Principal payments on finance lease obligations	(497)	(344)
Payment of offering costs related to the IPO	—	(542)
Withholding tax payments related to vesting of RSUs	(637)	—
Other	(6)	(23)
Net cash used in financing activities	(10,871)	(10,909)
Net decrease in cash, cash equivalents and restricted cash	(4,272)	(3,059)
Cash, cash equivalents and restricted cash at beginning of period	10,219	11,908
Cash, cash equivalents and restricted cash at end of period	$5,947	$8,849

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,947	$8,343
Restricted cash	—	506
Total cash, cash equivalents and restricted cash at end of period	$5,947	$8,849

		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2023	2022
Supplemental Disclosure
Cash paid during the period for:
Income taxes, net	$82	$4,309
Interest	$918	$242
Operating leases	$2,595	$—
Finance leases	$549	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$—	$28,018
Addition of lease liabilities recorded upon adoption of ASC 842	$—	$28,599
Right-of-use assets acquired under operating lease obligations	$17	$1,839
Assets acquired under finance lease obligations	$983	$3,763
Purchases of property and equipment included in accounts payable and accrued expenses	$29	$188
Offering costs included in accrued expenses	$—	$290
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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in the second quarter of 2023 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During the first half of 2023, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.  Additionally, the COVID-19 pandemic has had and may continue to have a materially adverse impact on the macroeconomic environment.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal years ending December 31, 2023 and ended January 1, 2023 consisted of 52-weeks.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 2, 2023 and its results of operations for the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022 and its cash flows for the twenty-six weeks ended July 2, 2023 and July 3, 2022. The results of operations for the twenty-six weeks ended July 2, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of July 2, 2023 and January 1, 2023, a single wholesale customer represented 12% and 15%, respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022.

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 1, 2023	$69	$10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(69)	(1,720)
Increase due to cash received, excluding amounts recognized as revenue during the period	122	2,022
Balance as of April 2, 2023	122	11,130
Revenue recognized that was included in contract liability balance at the beginning of the period	(122)	(1,129)
Increase due to cash received, excluding amounts recognized as revenue during the period	98	2,355
Balance as of July 2, 2023	$98	$12,356

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 2, 2022	$145	$7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(1,786)
Increase due to cash received, excluding amounts recognized as revenue during the period	315	1,838
Balance as of April 3, 2022	315	7,292
Revenue recognized that was included in contract liability balance at the beginning of the period	(315)	(2,330)
Increase due to cash received, excluding amounts recognized as revenue during the period	101	3,140
Balance as of July 3, 2022	$101	$8,102

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $19.5 million and $20.2 million for the thirteen weeks ended July 2, 2023 and July 3, 2022, respectively, and $34.5 million and $37.2 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the calculation of basic and diluted weighted average shares used to compute net (loss) income per share attributable to common stockholders:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Weighted average shares used to compute net (loss) income per share attributable to common stockholders – Basic	39,680,908	38,535,409	39,457,607	38,316,895
Dilutive securities:
Unvested restricted stock	—	69,519	—	83,329
Unvested restricted stock units (RSUs)	—	286,616	—	1,950
Special compensation awards	—	101,357	—	153,745
Weighted average shares used to compute net (loss) income per share attributable to common stockholders – Diluted	39,680,908	38,992,901	39,457,607	38,555,919

The following securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Stock options	161,397	322,793	161,397	322,793
Unvested restricted stock	57,287	187,635	57,287	187,635
Unvested RSUs	4,033,576	16,950	4,033,576	1,513,510
Performance stock units	1,811,571	—	1,811,571	—
Employee stock purchase plan shares	137,847	—	137,847	—
2023 stock-based bonus plan	210,381	—	210,381	—
Total	6,412,059	527,378	6,412,059	2,023,938

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

beginning after December 15, 2022. The Company adopted this guidance on January 2, 2023, and it did not have a material impact on its consolidated financial statements or disclosure requirements.

Recently Issued Accounting Pronouncements

There are no new recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and revolving line of credit. As of July 2, 2023 and January 1, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of the Company’s Revolving Facility that provides for borrowings up to $50.0 million (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	July 2,	January 1,
	in Years	2023	2023
Leasehold improvements	3 – 9	$3,939	$3,802
Equipment	3 – 7	2,880	2,659
Furniture and fixtures	3 – 7	2,023	1,880
Construction in progress		22	36
Total property and equipment		8,864	8,377
Less: accumulated depreciation and amortization		(4,730)	(3,986)
Property and equipment, net		$4,134	$4,391

Depreciation and amortization of property and equipment for the thirteen weeks ended July 2, 2023 and July 3, 2022 was $0.7 million and $0.6 million, respectively and for the twenty-six weeks ended July 2, 2023 and July 3, 2022, was $1.4 million and $1.0 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 2,	January 1,
	2023	2023
Accrued compensation and benefits	$5,897	$6,751
Accrued marketing	4,933	3,206
Accrued inventory	3,549	3,411
Other	4,015	4,608
Accrued expenses and other current liabilities	$18,394	$17,976

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.Debt

Revolving Facility

During November 2021, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”) to provide the Revolving Facility that provides for borrowings up to $50.0 million (the "Revolving Facility"). During the term of the Credit Agreement, the Company can increase the aggregate amount of the Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (“Letter of Credit”). During the twenty-six weeks ended July 2, 2023, the Company borrowed $5.0 million under the Revolving Facility and repaid $15.0 million of the outstanding balance. The Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of July 2, 2023, we had $0.3 million outstanding under the Letter of Credit. As of July 2, 2023, we had $34.7 million available for borrowing under the Revolving Facility and $7.2 million available to issue letters of credit.

All borrowings under the Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the Revolving Facility, taking into account the sum of outstanding borrowings and Letter of Credit obligations. As of July 2, 2023, the interest rate for the Revolving Facility was 7.0%. During the thirteen and twenty-six weeks ended July 2, 2023, the weighted average interest rate for the Revolving Facility was 7.8% and 7.3%, respectively.

Amounts borrowed under the Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of July 2, 2023, management has determined that the Company was in compliance with all financial covenants.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive (loss) income. Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the Revolving Facility, which are included in other non-current assets in the condensed consolidated balance sheets. As of July 2, 2023 and January 1, 2023, unamortized debt issuance costs recorded within other non-current assets were $0.2 million and $0.3 million, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company primarily leases its distribution facilities and corporate offices under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. The Company had immaterial and $0.6 million remaining obligations for the base rent related to the short-term leases as of July 2, 2023 and July 3, 2022, respectively.

The Company also leases equipment under finance lease agreements expiring on various dates through May 2028.

As of July 2, 2023, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2023 (remaining six months)	$2,597	$832	$3,429
2024	5,283	1,502	6,785
2025	5,844	1,502	7,346
2026	4,605	250	4,855
2027	5,138	73	5,211
Thereafter	11,632	8	11,640
Total undiscounted lease payment	35,099	4,167	39,266
Present value adjustment	(6,811)	(214)	(7,025)
Total lease liabilities	28,288	3,953	32,241
Less: lease liabilities, current	(3,505)	(1,549)	(5,054)
Lease liabilities, noncurrent	$24,783	$2,404	$27,187

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 2,	July 2,
	2023	2023
Finance lease cost
Amortization of ROU assets	$344	$648
Interest on lease liabilities	34	61
Operating lease cost	1,348	2,696
Short-term lease cost	—	12
Variable lease cost	210	426
Total lease cost	$1,936	$3,843

Lease cost included in cost of revenue	$1,624	$3,011
Lease cost included in general and administrative expenses	$312	$832

Weighted-average remaining lease term - finance leases	36 months	36 months
Weighted-average remaining lease term - operating leases	81 months	81 months
Weighted-average discount rate - finance leases	3.63%	3.63%
Weighted-average discount rate - operating leases	6.50%	6.50%

7.Commitments and Contingencies

Litigation and Other

From time to time, the Company may be a party to litigation and subject to claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

During the normal course of business, the Company may be a party to claims that may not be covered wholly or partially by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of July 2, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of July 2, 2023 and January 1, 2023, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value ("common stock") as of July 2, 2023 and January 1, 2023, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. No dividends have been declared to date. As of July 2, 2023, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, and 1,862,587 shares of common stock available for future issuance under the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,473,106 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), respectively. Both equity plans are further described in Note 10, Equity-Based Compensation.

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

On April 1, 2022, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 5,921,056 shares of the Company’s common stock, inclusive of 1,536,845 and 384,211 shares associated with automatic increases that occurred on January 3, 2022 under the Omnibus Equity Plan and ESPP, respectively.  This registration also included 3,200,000 and 800,000 shares for the Omnibus Equity Plan and the ESPP, respectively, representing two years’ worth of estimated future automatic increases in availability for these plans.

On March 8, 2023, the Company’s board of directors approved the Fiscal 2023 Bonus Plan (“2023 Bonus Plan”) that will grant RSUs to eligible employees, instead of the typical cash bonus. For the thirteen and twenty-six weeks ended July 2, 2023, equity-based compensation expense for the 2023 Bonus Plan was $0.1 million. As of July 2, 2023, the unrecognized equity-based compensation expense for 2023 Bonus Plan is $0.6 million and will be recognized over a weighted-average period of 0.79 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On June 29, 2023, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 2,000,000 shares of the Company's common stock under the Omnibus Equity Plan corresponding to the increase in shares approved by stockholders at the 2023 annual meeting of stockholders.

As of July 2, 2023, the Company had 1,862,587 and 1,473,106 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s board of directors (the “compensation committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The compensation committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and twenty-six weeks ended July 2, 2023, equity-based compensation expense related to our ESPP was $0.1 million and 0.2 million, respectively. During the thirteen weeks ended April 2, 2023, the Company issued 47,502 shares pursuant to the ESPP six-month purchase period ended February 25, 2023.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen and twenty-six weeks ended July 2, 2023, the Company utilized the following assumptions:

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Former CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (the “McCreight IPO Employment Agreement”) with the former CEO, David McCreight, and granted stock options under the 2021 Equity Plan to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO. As previously disclosed on a Form 8-K filed on February 13, 2023 (the “February 13 8-K”), Mr. McCreight voluntarily forfeited 161,396 unvested stock options of the Company. During the thirteen weeks ended July 2, 2023, the forfeiture of 161,396 unvested stock resulted in immediate acceleration of the remaining $1.2 million of compensation expense which was recorded to general and administrative expense. As previously disclosed in the February 13 8-K, the Company and David McCreight also entered into the First Amendment to Lulu’s Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement that extends the post-termination exercise period of 161,397 vested stock options from 90 days to three (3) years from a termination of service other than for cause, death or disability.

Under the McCreight IPO Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the former CEO received two bonuses which were settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses were subject to the guidance within ASC 718 and were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification. The Company recorded the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. The Company recorded equity-based compensation expense related to the two bonuses of zero and $0.4 million during the thirteen and twenty-six weeks ended July 2, 2023, respectively, and $0.4 million and $1.5 million for the thirteen and twenty-six weeks ended July 3, 2022. During the thirteen weeks ended April 2, 2023 and April 3, 2022, the Company issued 208,914 and 208,914 fully-vested shares, respectively, upon satisfaction of the service performed through March 31, 2023 and March 31, 2022, respectively.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 1, 2023	322,793	$11.35	8.29
Granted	—	—	—
Forfeited	(161,396)	$(11.35)	—
Outstanding as of July 2, 2023	161,397	$11.35	7.79
Exercisable as of July 2, 2023	161,397	$11.35	7.79	$—
Vested and expected to vest as of July 2, 2023	161,397	$11.35	7.79	$—

Restricted Stock and Restricted Stock Units (“RSUs”)

Immediately before the completion of the IPO, the LP was liquidated and the Class P unit holders of the LP (current and former employees or service providers of the Company) received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.2 million and $0.4 million during the thirteen and twenty-six weeks ended July 2, 2023, respectively, and $0.7 million and $1.5 million during the thirteen and twenty-six weeks ended July 3, 2022, respectively, related to the exchanged restricted stock. As of July 2, 2023, the unrecognized equity-based compensation expense for all restricted stock is $0.7 million and will be recognized over a weighted-average period of 1.28 years.

The following table summarizes the rollforward of unvested restricted stock during the twenty-six weeks ended July 2, 2023:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 1, 2023	78,303	$5.38
Restricted stock granted	—	—
Restricted stock vested	(18,296)	5.38
Restricted stock forfeited	(2,720)	5.37
Balance at July 2, 2023	57,287	$5.38

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

During the thirteen weeks ended April 2, 2023, the Company granted 2,520,541 RSUs to certain executives (inclusive of the aforementioned RSU grants to Ms. Landsem and Ms. Smith) and employees which vest over a three-year service period, and 694,536 RSUs to certain directors (inclusive of the aforementioned RSU grants to the Executive Chairman) which vest over a three-month to three-year service period pursuant to the Company’s Non-Employee Director Compensation Program and the Executive Chairman Employment Agreement. The Company recognized equity-based compensation expense of $3.2 million and $6.0 million during the thirteen and twenty-six weeks ended July 2, 2023, and $2.2 million and $4.3 million during thirteen and twenty-six weeks ended July 3, 2022, respectively, related to the RSUs. As of July 2, 2023, the unrecognized equity-based compensation expense is $14.8 million and will be recognized over a weighted-average period of 2.13 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the roll forward of unvested RSUs during the twenty-six weeks ended July 2, 2023:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at January 1, 2023	1,336,674	$8.94
RSUs granted	3,903,031	2.70
RSUs vested	(1,126,336)	5.83
RSUs forfeited	(79,792)	6.25
Balance at July 2, 2023	4,033,577	$3.82

Performance Stock Units (“PSUs”)

Under the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,571 PSUs on March 5, 2023 which vest in three equal annual installments of 603,857 subject to the achievement of trailing ten day volume-weighted average price targets of the Company’s common stock and her continued employment on the vesting dates. The Company recognized equity-based compensation expense of $0.7 million and $0.9 million during the thirteen and twenty-six weeks ended July 2, 2023, related to the PSUs. As of July 2, 2023, the unrecognized equity-based compensation expense is $3.8 million and will be recognized over a weighted-average period of 2.68 years.

The following table summarizes the rollforward of unvested PSUs during the twenty-six weeks ended July 2, 2023:

Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at January 1, 2023	—	$—
PSUs granted	1,811,571	2.65
PSUs vested	—	—
PSUs forfeited	—	—
Balance at July 2, 2023	1,811,571	$2.65

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

11.Income Taxes

All of the Company’s (loss) income before income taxes is from the United States. The following table presents the components of the benefit (provision) for income taxes (in thousands):

	Thirteen Weeks Ended
	July 2,	July 3,
	2023	2022
(Loss) income before provision for income taxes	$(1,723)	$10,794
Provision for income taxes	874	4,795
Effective tax rate	(50.7)%	44.4%

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2023	2022
(Loss) income before provision for income taxes	$(8,049)	$13,898
Provision for income taxes	166	5,856
Effective tax rate	(2.1)%	42.1%

The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  When projected “ordinary” income or loss for the full year is close to breakeven, the estimated annual effective tax rate can become volatile due to small changes, resulting in an unreliable estimate of tax for the reporting period. In such instances, the Company will calculate the interim income tax provision or benefit using a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

We utilized a discrete effective tax rate method to calculate taxes for the thirteen weeks ended April 2, 2023 due to circumstances described above where the estimated annual effective tax rate did not provide a reliable estimate. In the second quarter of fiscal 2023, the Company determined that due to updated projected pre-tax results for fiscal 2023 the estimated annual effective tax rate method was no longer subject to the volatility computed in the first quarter. Based on this fact, the Company determined that the historical estimated annual effective tax rate method would provide a reliable estimate and was used for calculating the interim provision for the period ended July 2, 2023. Therefore, a true-up adjustment was required in the second quarter to record the year-to-date income tax provision consistent with the estimated annual effective tax rate.

The Company’s pre-tax loss for the period ended July 2, 2023 relative to the Company’s projected pre-tax income for fiscal 2023 yielded an annual effective tax rate, which was deemed to be appropriate or meaningful.  Based on this fact, the Company determined that the historical estimated annual effective tax rate method would provide a reliable estimate and was used for calculating the interim provision for the period ended July 2, 2023.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The effective tax rate for the thirteen and twenty-six weeks ended July 2, 2023 differs from the federal income tax rate of 21% primarily due to non-deductible executive compensation and non-deductible equity-based compensation expense. The effective tax rate for the thirteen and twenty-six weeks ended July 3, 2022 differs from the federal income tax rate of 21% primarily due to state taxes, non-deductible executive compensation, and non-deductible equity-based compensation expenses.

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

13.Subsequent Events

No material events have occurred that required recognition or disclosure in these financial statements.

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in the first half of 2023 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During the first half of 2023, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.  Additionally, the COVID-19 pandemic has had and may continue to have a materially adverse impact on the macroeconomic environment.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022

	(in thousands , except percentages and Average Order Value)
Gross Margin	44.7%	45.8%	43.3%	46.5%
Net (loss) income	$(2,597)	$5,999	$(8,215)	$8,042
Adjusted EBITDA (1)	$4,219	$14,793	$4,235	$24,704
Adjusted EBITDA Margin (1)	4.0%	11.2%	2.1%	10.1%
Active Customers	3,080	3,250	3,080	3,250
Average Order Value	$135	$137	$132	$135

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

Due to these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, and equity-based compensation expense. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net (loss) income	$(2,597)	$5,999	$(8,215)	$8,042
Depreciation and amortization	1,185	1,009	2,306	1,850
Interest expense	426	157	949	365
Income tax provision	874	4,795	166	5,856
Equity-based compensation expense (1)	4,331	2,833	9,029	8,591
Adjusted EBITDA	$4,219	$14,793	$4,235	$24,704
Net (loss) income margin	(2.4)%	4.6%	(4.2)%	3.3%
Adjusted EBITDA margin	4.0%	11.2%	2.1%	10.1%

(1)

The thirteen weeks ended July 2, 2023 and July 3, 2022 include equity-based compensation expense for RSU awards granted during the period, as well as equity-based awards granted in prior periods. The twenty-six weeks ended July 2, 2023 include equity-based compensation expense for performance stock units and RSU awards granted during the period, accelerated expense associated with the voluntary forfeiture of stock options, and equity-based awards granted in prior periods. The twenty-six weeks ended July 3, 2022 include equity-based compensation expense for RSU awards granted during the period, as well as equity-based awards granted in prior periods.

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

A reconciliation to non-GAAP Net Debt from Total Debt as of July 2, 2023, and January 1, 2023, respectively, is as follows:

	As of
	July 2, 2023	January 1, 2023

	(in thousands)
Revolving line of credit, long term	$(15,000)	$(25,000)
Cash and cash equivalents	5,947	10,219
Net Debt	$(9,053)	$(14,781)

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, “Item 1A. Risk Factors” in our 2022 10-K.

Customer Acquisition

Our business performance depends in part on our continued ability to cost-effectively acquire new customers. We define customer acquisition cost as our brand and performance marketing expenses attributable to acquiring new customers, including, but not limited to, agency costs and marketing team costs but excluding any applicable equity-based compensation, divided by the number of customers who placed their first order with us in a given period. As a digital brand, our marketing strategy is primarily focused on brand awareness marketing and digital advertising in channels like search, social, and programmatic - platforms that enable us to engage our customers where they spend their time, and in many cases also quickly track the success of our marketing, which allows us to adjust and optimize our marketing spend.

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended July 2, 2023, we served 3.1 million Active Customers compared to 3.2 million for the trailing 12 months ended July 3, 2022.

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

Components of Our Results of Operations

Net Revenue

Net revenue consists primarily of gross sales, net of merchandise returns, international duties and taxes and promotional discounts and markdowns, generated from the sale of apparel, footwear, and accessories. Net revenue excludes sales taxes assessed by governmental authorities. We recognize net revenue at the point in time when control of the ordered product is transferred to the customer, which we determine to have occurred upon shipment.

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

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of payment processing fees, advertising, targeted online performance marketing and customer order courtesy adjustments. Selling and marketing expenses also include our spend on brand marketing channels, including compensation and gifted products to social media influencers, events, and other forms of online and offline marketing related to growing and retaining the customer base. As discussed in “Net Revenue” above, in any given period, the amount of our selling and marketing expense can be affected by the use of promotional discounts in such period. We expect our selling and marketing expenses to increase in absolute dollars as we continue to invest in increasing brand awareness.

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

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue and net (loss) income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022

	(in thousands)
Net revenue	$106,122	$131,512	$197,098	$243,414
Cost of revenue	58,726	71,345	111,741	130,269
Gross profit	47,396	60,167	85,357	113,145

Selling and marketing expenses	24,670	25,851	44,159	47,737
General and administrative expenses	24,396	23,392	48,744	51,226
(Loss) income from operations	(1,670)	10,924	(7,546)	14,182
Interest expense	426	157	949	365
Other income, net	(373)	(27)	(446)	(81)
(Loss) income before income taxes	(1,723)	10,794	(8,049)	13,898
Income tax provision	874	4,795	166	5,856
Net (loss) income	$(2,597)	$5,999	$(8,215)	$8,042

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of revenue	55	54	57	54
Gross profit	45	46	43	46

Selling and marketing expenses	24	20	22	20
General and administrative expenses	23	18	25	21
(Loss) income from operations	(2)	8	(4)	5
Interest expense	—	—	—	—
Other income, net	—	—	—	—
(Loss) income before income taxes	(2)	8	(4)	5
Income tax provision	1	4	-	2
Net (loss) income	(3)%	4%	(4)%	3%

Comparisons for the Thirteen Weeks Ended July 2, 2023 and July 3, 2022

Net Revenue

Net revenue decreased in the thirteen weeks ended July 2, 2023 by $25.4 million, or 19%, compared to the thirteen weeks ended July 3, 2022. The decrease is primarily the result of a 16% decrease in Total Orders Placed, a 1% decrease in AOV, and higher markdowns and product returns compared to the thirteen weeks ended July 3, 2022.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended July 2, 2023 compared to the same period of the prior year by $12.6 million, or 18%, compared to the same period last year, which was primarily driven by the impact of lower revenue along with favorability in shipping costs, which decreased with the lower revenue, but also as a result of per order improvements implemented to reduce our outbound domestic shipping costs.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the thirteen weeks ended July 2, 2023 by $1.2 million, or 5%, compared to the thirteen weeks ended July 3, 2022 due to lower performance marketing spend and favorability in merchant processing fees, partially offset by higher brand marketing spend as we invested more to increase brand awareness.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million in the thirteen weeks ended July 2, 2023, or 4%, compared to the thirteen weeks ended July 3, 2022. The increase was primarily due to $1.6 million related to equity-based awards issued through July 2, 2023, $1.0 million for higher fixed payroll costs for hiring in key strategic areas and an increase of approximately $0.2 million related to several immaterial items. This was offset by variable expenses related to lower sales volumes, including a $1.6 million reduction in variable labor and benefits and a $0.2 million decrease in supplies costs.

Interest Expense

Interest expense increased in the thirteen weeks ended July 2, 2023 by $0.3 million, or 172%, compared to the thirteen weeks ended July 3, 2022. The increase is attributable to higher interest rates and higher average borrowings driving increased interest expense and unused fees related to the Revolving Facility.

Income Tax Provision

Our income tax provision in the thirteen weeks ended July 2, 2023 decreased by $3.9 million to a provision of $0.9 million, compared to a provision of $4.8 million in the thirteen weeks ended July 3, 2022. The decrease was primarily due to a decrease in our income to a loss before provision for income taxes.

Comparisons for the Twenty-Six Weeks Ended July 2, 2023 and July 3, 2022

Net Revenue

Net revenue decreased in the twenty-six weeks ended July 2, 2023 by $46.3 million, or 19%, compared to the twenty-six weeks ended July 3, 2022. The decrease is primarily the result of a 15% decrease in Total Orders Placed, a 2% decrease in AOV, and higher markdowns and product returns compared to the twenty-six weeks ended July 3,  2022.

Cost of Revenue

Cost of revenue decreased in the twenty-six weeks ended July 2, 2023 compared to the same period of the prior year by $18.5 million, or 14%, compared to the same period last year, which was primarily driven by the impact of lower revenue along with favorability in shipping costs, which decreased with the lower revenue, but also as a result of  improvements implemented to reduce our outbound domestic shipping costs.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the twenty-six weeks ended July 2, 2023 by $3.6 million, or 7%, compared to the twenty-six weeks ended July 3, 2022 due to lower performance marketing costs as we utilized a higher mix of promotions and discounts (primarily during the first quarter) as well as lower merchant processing fees.  This was partially offset by slightly higher brand marketing spend through the twenty-six weeks ended July 2,2023 as we invested more in brand awareness.

General and Administrative Expenses

General and administrative expenses decreased by $2.5 million in the twenty-six weeks ended July 2, 2023, or 5%, compared to the twenty-six weeks ended July 3, 2022 . The decrease was primarily due to a $3.3 million lower variable labor and benefits costs primarily associated with lower sales volume, which was partially offset by higher equity-based compensation expense of $0.4 million related to equity-based awards issued through July 2, 2023, higher fixed labor expense of $0.9 million due to hiring in key strategic areas and $0.7 million increase in expense towards depreciation, fees and taxes. Additionally, there was a $1.2 million decrease in D&O insurance costs, professional services, supplies, and recruiting costs.

Interest Expense

Interest expense increased in the twenty-six weeks ended July 2, 2023 by $0.6 million, or 160%, compared to the twenty-six weeks ended July 3, 2022. The increase is attributable to higher interest rates and higher average borrowings driving increased interest expense and unused fees related to the Revolving Facility.

Income Tax Provision

Our income tax provision in the twenty-six weeks ended July 2, 2023 decreased by $5.7 million to a provision of $0.2 million, compared to a provision of $5.9 million in the twenty-six weeks ended July 3, 2022. The decrease was primarily due to a decrease in our income to a loss before provision for income taxes.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Our quarterly net revenue in 2022 reflected the highest concentrations in the first and second fiscal quarters compared to the rest of the year, as customer demand remained strong for dresses and event wear, carrying forward the trend seen in 2021 with the resurgence of events and special occasions. The third and fourth fiscal quarters of 2022 were impacted by a worsened macroeconomic environment where consumers generally lowered their spending levels and sought higher levels of promotions and discounts which has continued into the first half of 2023. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations.

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

Credit Facilities

During November 2021, we entered into a Credit Agreement with Bank of America (the "Credit Agreement") to provide a revolving facility that provides for borrowings up to $50.0 million (the "Revolving Facility"). During the term of the Credit Agreement, we may increase the aggregate amount of the Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). As of July 2, 2023, we had $15.0 million outstanding under the Revolving Facility and had utilized $0.3 million under the Letter of Credit. As of July 2, 2023, we had $34.7 million available for borrowing under the Revolving Facility and $7.2 million available to issue letters of credit.

The Revolving Facility matures on November 15, 2024, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. We were in compliance with our debt covenants under the Credit Agreement as of July 2, 2023. While we expect to continue to be in compliance with our debt covenants, any failure to remain in compliance with our debt covenants may materially adversely affect our liquidity. A commitment fee of 37.5 basis points will be assessed on unused commitments under the Revolving Facility.

Availability and Use of Cash

As of July 2, 2023, we had cash and cash equivalents of $5.9 million. We believe that our cash and cash equivalents, cash flows from operations and the available borrowings under our Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2022 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$8,351	$10,588
Investing activities	(1,752)	(2,738)
Financing activities	(10,871)	(10,909)
Net decrease in cash, cash equivalents and restricted cash	$(4,272)	$(3,059)

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the twenty-six weeks ended July 2, 2023, net cash provided by operating activities decreased by $2.2 million, as compared to the same period in 2022.  The decrease was largely a result of a $16.2 million decrease in net income, from net income of $8.0 million during the twenty-six weeks ended July 3, 2022 to net loss of $8.2 million during the twenty-six weeks ended July 2, 2023.  There was also a $9.9 million reduction in accrued expenses and other current liabilities, mainly related to a $6.1 million decrease in accrued inventory and a $3.7 million decrease in marketing, freight, bonus and miscellaneous expense accruals, along with a $0.8 million reduction in sales tax payables and deferred payroll taxes. Most of these accruals pertain to expenses that fluctuate with net revenue, which was lower in the current year period as compared to the same period in 2022. These accrued expenses and other current liabilities were partially offset by a decrease of $23.4 million in inventory purchases as a result of lower sales in the current year due to the impact of increased macroeconomic pressures and a $0.7 million decrease in assets for recovery due to a decrease in merchandise returned by customers towards the end of the fiscal quarter ended July 2, 2023.

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

During the twenty-six weeks ended July 2, 2023, as compared to the same period in 2022, net cash used in investing activities decreased by $0.9 million. This was attributable to $0.3 million less invested in capitalized software development costs and $0.6 million lower capital expenditures for leasehold improvements, construction in progress, and purchases of computer hardware and equipment for our general operations.

Financing Activities

During the twenty-six weeks ended July 2, 2023, as compared to the same period in 2022, net cash used in financing activities was approximately the same primarily due to $5.0 million lower repayments on our revolving line of credit facility in the current year as compared to the same period in 2022 offset by $5 million lower borrowings on our revolving line of credit facility in the current year as compared to the same period in 2022.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and directors that are currently in effect, including one trading plan entered into during the quarter ended July 2, 2023.  Each of the trading plans described below were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider trading.  Each of the trading plans are intended to permit the orderly disposition of a portion of each of the executive officer’s and director's holdings as part of their long-term financial and tax plan.

	Date of Adoption of Rule 10b5-1
Name and Title	Trading Plan	Duration of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Sold
Crystal Landsem	9/1/2022	11/28/2022 – 11/29/2023	125,000
Chief Executive Officer and Director

David McCreight	5/19/2023	8/31/2023 – 5/22/2024	297,288
Executive Chairman

Mark Vos	9/1/2022	11/28/2022 – 11/29/2023	125,000
President and Chief Information Officer

Tiffany Smith	3/17/2023	6/20/2023 – 3/18/2024	11,333
Chief Financial Officer

(1)	In each case, a trading plan may also expire on such earlier date as all transactions under the trading plan are completed.

During the quarter ended July 2, 2023, none of our executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	Commercial Lease Agreement, dated as of June 29, 2023, between 8303-8315 Melrose Ave, LLC, Melrose Investment Group LLC and Lulu’s Fashion Lounge, LLC					*
10.2	Amendment to Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan.	8-K	001-41059	10.1	06/14/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: August 8, 2023	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)