Form 10-Q
period 2023-10-01
Lulu's Fashion Lounge Holdings, Inc.
filed 2023-11-08
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2023, there were 40,473,551 shares of the registrant’s common stock, par value $0.001, outstanding.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 1, 2023 and January 1, 2023	5
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022	6
	Condensed Consolidated Statements of Stockholders’ Equity for the thirty-nine weeks ended October 1, 2023 and October 2, 2022	7
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 1, 2023 and October 2, 2022	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

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

Throughout this Quarterly Report on Form 10-Q, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Quarterly Report on Form 10-Q, we also reference Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow which are non-GAAP (accounting principles generally accepted in the United States of America) financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow, as well as a reconciliation of net income (loss) to Adjusted EBITDA and a reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities. Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA and net cash provided by operating activites is the most directly comparable financial measure to Free Cash Flow, required by, or presented in accordance with GAAP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	October 1,	January 1,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$12,866	$10,219
Accounts receivable	3,438	3,908
Inventory, net	41,490	43,186
Assets for recovery	5,743	3,890
Income tax refund receivable	2,869	4,078
Prepaids and other current assets	3,049	3,738
Total current assets	69,455	69,019
Property and equipment, net	4,438	4,391
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	3,256	3,090
Lease right-of-use assets	30,857	32,514
Other noncurrent assets	5,431	4,251
Total assets	$167,376	$167,204

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,919	$5,320
Accrued expenses and other current liabilities	21,203	17,976
Returns reserve	15,694	9,066
Stored-value card liability	12,669	10,828
Lease liabilities, current	5,419	4,456
Total current liabilities	63,904	47,646
Revolving line of credit	11,000	25,000
Lease liabilities, noncurrent	26,780	29,042
Other noncurrent liabilities	956	623
Total liabilities	102,640	102,311
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 40,464,483 and 39,259,328 shares issued and outstanding as of October 1, 2023 and January 1, 2023, respectively	40	39
Additional paid-in capital	250,671	238,725
Accumulated deficit	(185,975)	(173,871)
Total stockholders' equity	64,736	64,893
Total liabilities and stockholders' equity	$167,376	$167,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
Net revenue	$83,118	$105,275	$280,216	$348,689
Cost of revenue	49,593	60,942	161,334	191,211
Gross profit	33,525	44,333	118,882	157,478
Selling and marketing expenses	16,825	19,356	60,984	67,093
General and administrative expenses	21,575	24,418	70,319	75,644
Income (loss) from operations	(4,875)	559	(12,421)	14,741
Interest expense	(442)	(329)	(1,391)	(694)
Other income, net	270	21	716	102
Income (loss) before provision (benefit) for income taxes	(5,047)	251	(13,096)	14,149
Income tax provision (benefit)	(1,158)	(678)	(992)	5,178
Net income (loss) and comprehensive income (loss)	$(3,889)	$929	$(12,104)	$8,971

Basic earnings (loss) per share	$(0.10)	$0.02	$(0.31)	$0.23
Diluted earnings (loss) per share	$(0.10)	$0.02	$(0.31)	$0.23
Basic weighted-average shares outstanding	40,103,152	38,711,915	39,672,938	38,448,656
Diluted weighted-average shares outstanding	40,103,152	38,898,416	39,672,938	38,699,110

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Thirty-Nine Weeks Ended October 1, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	39,259,328	$39	$238,725	$(173,871)	$64,893
Issuance of common stock for vesting of restricted stock units (RSUs)	491,769	1	—	—	1
Issuance of common stock for special compensation award	208,914	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	47,502	—	269	—	269
Shares withheld for withholding tax on RSUs	(277,606)	—	(662)	—	(662)
Forfeited shares of restricted stock	(2,720)	—	—	—	—
Equity-based compensation expense	—	—	4,892	—	4,892
Net (loss) and comprehensive (loss)	—	—	—	(5,618)	(5,618)
Balance as of April 2, 2023	39,727,187	40	243,224	(179,489)	63,775
Issuance of common stock for vesting of RSUs	634,567	—	—	—	—
Shares withheld for withholding tax on RSUs	(220,843)	—	(558)	—	(558)
Equity-based compensation expense	—	—	4,054	—	4,054
Net (loss) and comprehensive (loss)	—	—	—	(2,597)	(2,597)
Balance as of July 2, 2023	40,140,911	$40	$246,720	$(182,086)	$64,674
Issuance of common stock for vesting of RSUs	505,172	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	52,775	—	218	—	218
Shares withheld for withholding tax on RSUs	(232,465)	—	(467)	—	(467)
Forfeited shares of restricted stock	(1,910)	—	—	—	—
Equity-based compensation expense		—	4,200	—	4,200
Net (loss) and comprehensive (loss)	—	—	—	(3,889)	(3,889)
Balance as of October 1, 2023	40,464,483	$40	$250,671	$(185,975)	$64,736

	For the Thirty-Nine Weeks Ended October 2, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 2, 2022	38,421,124	$38	$222,080	$(177,596)	$44,522
Issuance of common stock for vesting of restricted stock units (RSUs)	228,387	1	(1)	—	—
Issuance of common stock for special compensation award	208,914	—	—	—	—
Shares withheld for withholding tax on RSUs	(28,295)	—	(265)	—	(265)
Offering costs related to Initial Public Offering (IPO)	—	—	(290)	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	2,648	—	2,648
Equity-based compensation expense	—	—	5,126	—	5,126
Net income and comprehensive income	—	—	—	2,043	2,043
Balance as of April 3, 2022	38,830,130	39	229,298	(175,553)	53,784
Issuance of common stock for vesting of RSUs	196,808	—	—	—	—
Shares withheld for withholding tax on RSUs	(73,195)		(805)	—	(805)
Forfeited shares of restricted stock	(22,693)		—	—	—
Equity-based compensation expense	—	—	3,447	—	3,447
Net income and comprehensive income	—	—	—	5,999	5,999
Balance as of July 3, 2022	38,931,050	39	231,940	(169,554)	62,425
Issuance of common stock for vesting of RSUs	181,868	—	—	—	—
Shares withheld for withholding tax on RSUs	(17,140)		(80)	—	(80)
Equity-based compensation expense	—	—	3,631	—	3,631
Net income and comprehensive income	—	—	—	929	929
Balance as of October 2, 2022	39,095,778	$39	$235,491	$(168,625)	$66,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(12,104)	$8,971
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,546	2,980
Noncash lease expense	2,699	2,390
Amortization of debt discount and debt issuance costs	117	118
Equity-based compensation expense	13,366	12,245
Deferred income taxes	(2,281)	(3,757)
Loss on disposal of property and equipment	—	11
Changes in operating assets and liabilities:
Accounts receivable	470	103
Inventories	1,696	(27,240)
Assets for recovery	(1,853)	(2,931)
Income taxes payable	2,243	3,931
Prepaid and other current assets	527	5
Accounts payable	3,620	2,174
Accrued expenses and other current liabilities	11,636	19,544
Operating lease liabilities	(2,464)	(1,806)
Other noncurrent liabilities	(118)	(405)
Net cash provided by operating activities	21,100	16,333
Cash Flows from Investing Activities
Capitalized software development costs	(1,550)	(1,869)
Purchases of property and equipment	(1,393)	(1,902)
Other	(66)	(97)
Net cash used in investing activities	(3,009)	(3,868)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	10,000	20,000
Repayments on revolving line of credit	(24,000)	(30,000)
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	487	—
Principal payments on finance lease obligations	(726)	(541)
Payment of offering costs related to the IPO	—	(832)
Withholding tax payments related to vesting of RSUs	(1,199)	—
Other	(6)	(28)
Net cash used in financing activities	(15,444)	(11,401)
Net decrease in cash, cash equivalents and restricted cash	2,647	1,064
Cash, cash equivalents and restricted cash at beginning of period	10,219	11,908
Cash, cash equivalents and restricted cash at end of period	$12,866	$12,972

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$12,866	$12,465
Restricted cash	—	507
Total cash, cash equivalents and restricted cash at end of period	$12,866	$12,972

		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2023	2022
Supplemental Disclosure
Cash paid during the period for:
Income taxes, net	$82	$4,834
Interest	$1,325	$542
Operating leases	$3,885	$—
Finance leases	$807	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$—	$28,018
Addition of lease liabilities recorded upon adoption of ASC 842	$—	$28,599
Right-of-use assets acquired under operating lease obligations	$1,053	$1,839
Assets acquired under finance lease obligations	$983	$4,750
Purchases of property and equipment included in accounts payable and accrued expenses	$98	$53

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in the third quarter of 2023 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During the first nine months of 2023, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 1, 2023, the Company had total cash and cash equivalents of $12.9 million and amounts due under the revolving line of credit of $11.0 million.

In November 2021 the Company entered into a Credit Agreement to provide the Revolving Facility that provides for borrowings up to $50.0 million. The credit agreement contains various financial covenants and matures on November 15, 2024 as described in Note 5, Debt.

The Company is evaluating sources of debt financing. However, the Company believes the cash on hand and cash provided by operations in conjunction with certain cash conservation measures to be taken as necessary, including adjustments to marketing and other variable and capital spend, will enable the Company to meet its obligations as they become due within one year. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal years ending December 31, 2023 and ended January 1, 2023 consisted of 52-weeks.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 1, 2023 and its results of operations for the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022 and its cash flows for the thirty-nine weeks ended October 1, 2023 and October 2, 2022. The results of operations for the thirty-nine weeks ended October 1, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of October 1, 2023 and January 1, 2023, a single wholesale customer represented 6% and 15%, respectively, of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022 was not material.

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

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 1, 2023	$69	$10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(69)	(1,720)
Increase due to cash received, excluding amounts recognized as revenue during the period	122	2,022
Balance as of April 2, 2023	122	11,130
Revenue recognized that was included in contract liability balance at the beginning of the period	(122)	(1,129)
Increase due to cash received, excluding amounts recognized as revenue during the period	98	2,355
Balance as of July 2, 2023	$98	$12,356
Revenue recognized that was included in contract liability balance at the beginning of the period	(98)	(631)
Increase due to cash received, excluding amounts recognized as revenue during the period	71	944
Balance as of October 1, 2023	$71	$12,669

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 2, 2022	$145	$7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(1,786)
Increase due to cash received, excluding amounts recognized as revenue during the period	315	1,838
Balance as of April 3, 2022	315	7,292
Revenue recognized that was included in contract liability balance at the beginning of the period	(315)	(2,330)
Increase due to cash received, excluding amounts recognized as revenue during the period	101	3,140
Balance as of July 3, 2022	101	8,102
Revenue recognized that was included in contract liability balance at the beginning of the period	(101)	(3,568)
Increase due to cash received, excluding amounts recognized as revenue during the period	42	4,278
Balance as of October 2, 2022	$42	$8,812

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $12.4 million and $14.8 million for the thirteen weeks ended October 1, 2023 and October 2, 2022, respectively, and $46.9 million and $52.0 million for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, respectively.

Net income (loss) Per Share Attributable to Common Stockholders

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the calculation of basic and diluted weighted average shares used to compute net income (loss) per share attributable to common stockholders:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – Basic	40,103,152	38,711,915	39,672,938	38,448,656
Dilutive securities:
Unvested restricted stock	—	38,845	—	67,197
Unvested restricted stock units (RSUs)	—	61,330	—	79,745
Special compensation awards	—	86,326	—	103,512
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – Diluted	40,103,152	38,898,416	39,672,938	38,699,110

The following securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Stock options	161,397	—	161,397	—
Unvested restricted stock	36,167	322,793	36,167	322,793
Unvested RSUs	3,772,622	164,547	3,772,622	164,547
Performance stock units	1,811,571	1,151,584	1,811,571	918,593
Employee stock purchase plan shares	117,511	46,494	117,511	46,494
2023 stock-based bonus plan	202,307	—	202,307	—
Total	6,101,575	1,685,418	6,101,575	1,452,427

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and revolving line of credit. As of October 1, 2023 and January 1, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of the Company’s Revolving Facility that provides for borrowings up to $50.0 million (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	October 1,	January 1,
	in Years	2023	2023
Leasehold improvements	3 – 9	$4,075	$3,802
Equipment	3 – 7	3,019	2,659
Furniture and fixtures	3 – 7	2,032	1,880
Construction in progress		432	36
Total property and equipment		9,558	8,377
Less: accumulated depreciation and amortization		(5,120)	(3,986)
Property and equipment, net		$4,438	$4,391

Depreciation and amortization of property and equipment for the thirteen weeks ended October 1, 2023 and October 2, 2022 was $0.8 million and $0.7 million, respectively and for the thirty-nine weeks ended October 1, 2023 and October 2, 2022, was $2.2 million and $1.7 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 1,	January 1,
	2023	2023
Accrued compensation and benefits	$4,380	$6,751
Accrued marketing	4,371	3,206
Accrued inventory	6,770	3,411
Other	5,682	4,608
Accrued expenses and other current liabilities	$21,203	$17,976

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.Debt

Revolving Facility

During November 2021, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”) to provide the Revolving Facility that provides for borrowings up to $50.0 million (the "Revolving Facility"). During the term of the Credit Agreement, the Company can increase the aggregate amount of the Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (“Letter of Credit”). During the thirty-nine weeks ended October 1, 2023, the Company borrowed $10.0 million under the Revolving Facility and repaid $24.0 million of the outstanding balance. The Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of October 1, 2023, we had $0.3 million outstanding under the Letter of Credit. As of October 1, 2023, we had $38.7 million available for borrowing under the Revolving Facility and $7.2 million available to issue letters of credit.

All borrowings under the Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the Revolving Facility, taking into account the sum of outstanding borrowings and Letter of Credit obligations. As of October 1, 2023, the interest rate for the Revolving Facility was 7.2%. During the thirteen and thirty-nine weeks ended October 1, 2023, the weighted average interest rate for the Revolving Facility was 8.0% and 7.5%, respectively.

Amounts borrowed under the Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of October 1, 2023, management has determined that the Company was in compliance with all financial covenants.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss). Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the Revolving Facility, which are included in other non-current assets in the condensed consolidated balance sheets. As of October 1, 2023 and January 1, 2023, unamortized debt issuance costs recorded within other non-current assets were $0.2 million and $0.3 million, respectively.

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

The Company primarily leases its distribution facilities and corporate offices under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. The Company had immaterial remaining obligations for the base rent related to the short-term leases as of October 1, 2023 and October 2, 2022.

The Company also leases equipment under finance lease agreements expiring on various dates through May 2028.

As of October 1, 2023, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2023 (remaining three months)	$1,307	$575	$1,882
2024	5,627	1,504	7,131
2025	6,263	1,504	7,767
2026	4,970	252	5,222
2027	5,138	73	5,211
Thereafter	11,632	8	11,640
Total undiscounted lease payment	34,937	3,916	38,853
Present value adjustment	(6,473)	(181)	(6,654)
Total lease liabilities	28,464	3,735	32,199
Less: lease liabilities, current	(3,779)	(1,640)	(5,419)
Lease liabilities, noncurrent	$24,685	$2,095	$26,780

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 1,	October 1,
	2023	2023
Finance lease cost
Amortization of ROU assets	$364	$1,012
Interest on lease liabilities	35	96
Operating lease cost	1,403	4,099
Short-term lease cost	—	12
Variable lease cost	212	638
Total lease cost	$2,014	$5,857

Lease cost included in cost of revenue	$1,645	$4,656
Lease cost included in general and administrative expenses	$369	$1,201

Weighted-average remaining lease term - finance leases	33 months	33 months
Weighted-average remaining lease term - operating leases	77 months	77 months
Weighted-average discount rate - finance leases	3.63%	3.63%
Weighted-average discount rate - operating leases	6.49%	6.49%

7.Commitments and Contingencies

Litigation and Other

From time to time, the Company may be a party to litigation and subject to claims, including employment claims, wage and hour claims, intellectual property claims, privacy claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

During the normal course of business, the Company may be a party to claims that may not be covered wholly or partially by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of October 1, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of October 1, 2023 and January 1, 2023, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value ("common stock") as of October 1, 2023 and January 1, 2023, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. No dividends have been declared to date. As of October 1, 2023, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, and 1,850,835 shares of common stock available for future issuance under the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,420,331 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), respectively. Both equity plans are further described in Note 10, Equity-Based Compensation.

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

On March 8, 2023, the Company’s board of directors approved the Fiscal 2023 Bonus Plan (“2023 Bonus Plan”) that will grant RSUs to eligible employees, instead of the typical cash bonus. For the thirteen and thirty-nine weeks ended October 1, 2023, equity-based compensation expense for the 2023 Bonus Plan was $0.1 million and 0.2 million

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

respectively. As of October 1, 2023, the unrecognized equity-based compensation expense for 2023 Bonus Plan is $0.4 million and will be recognized over a weighted-average period of 0.54 years.

On June 29, 2023, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 2,000,000 shares of the Company's common stock under the Omnibus Equity Plan corresponding to the increase in shares approved by stockholders at the 2023 annual meeting of stockholders.

As of October 1, 2023, the Company had 1,850,835 and 1,420,331 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s board of directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and thirty-nine weeks ended October 1, 2023, equity-based compensation expense related to our ESPP was immaterial and $0.2 million, respectively. During the thirteen weeks ended April 2, 2023, and October 1, 2023 the Company issued 47,502 shares and 52,775 shares, respectively, pursuant to the ESPP six-month purchase period ended February 25, 2023 and August 24, 2023, respectively.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen and thirty-nine weeks ended October 1, 2023, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	93.84 to 99.95%
Risk-free interest rate	5.44 to 5.61%
Dividend yield	-
Weighted average fair value per share of ESPP awards granted	$0.60 to 0.98

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

Under the McCreight IPO Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the former CEO received two bonuses which were settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses were subject to the guidance within ASC 718 and were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification. The Company recorded the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. The Company recorded equity-based compensation expense related to the two bonuses of zero and $0.4 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and $0.4 million and $1.9 million for the thirteen and thirty-nine weeks ended October 2, 2022. During the thirteen weeks ended April 2, 2023 and April 3, 2022, the Company issued 208,914 and 208,914 fully-vested shares, respectively, upon satisfaction of the service performed through March 31, 2023 and March 31, 2022, respectively.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 1, 2023	322,793	$11.35	8.29
Granted	—	—	—
Forfeited	(161,396)	$(11.35)	—
Outstanding as of October 1, 2023	161,397	$11.35	7.54
Exercisable as of October 1, 2023	161,397	$11.35	7.54	$—
Vested and expected to vest as of October 1, 2023	161,397	$11.35	7.54	$—

Restricted Stock and Restricted Stock Units (“RSUs”)

Immediately before the completion of the IPO, the LP was liquidated and the Class P unit holders of the LP (current and former employees or service providers of the Company) received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.2 million and $0.6 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively, and $0.7 million and $2.2 million during the thirteen and thirty-nine weeks ended October 2, 2022, respectively, related to the exchanged restricted stock. As of October 1, 2023, the unrecognized equity-based compensation expense for all restricted stock is $0.5 million and will be recognized over a weighted-average period of 1.08 years.

The following table summarizes the rollforward of unvested restricted stock during the thirty-nine weeks ended October 1, 2023:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 1, 2023	78,303	$5.38
Restricted stock granted	—	—
Restricted stock vested	(37,506)	4.39
Restricted stock forfeited	(4,630)	4.27
Balance at October 1, 2023	36,167	$4.54

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

During the thirteen and thirty-nine weeks ended October 1, 2023, the Company granted 141,000 RSUs and 2,908,901 RSUs (inclusive of the aforementioned RSU grants to Ms. Landsem and Ms. Smith), respectively, to certain executives and employees which vest over a three-year service period, and 128,248 RSUs and 1,263,378 RSUs (inclusive of the aforementioned RSU grants to the Executive Chairman) to certain directors which are subject to various vesting schedules as set forth in the Company’s Non-Employee Director Compensation Program and the Executive Chairman Employment Agreement. The Company recognized equity-based compensation expense of $3.2 million and $9.2 million during the thirteen and thirty-nine weeks ended October 1, 2023, and $2.2 million and $6.5 million during thirteen and thirty-nine weeks ended October 2, 2022, respectively, related to the RSUs. As of October 1, 2023, the unrecognized equity-based compensation expense is $11.9 million and will be recognized over a weighted-average period of 2.19 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the roll forward of unvested RSUs during the thirty-nine weeks ended October 1, 2023:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at January 1, 2023	1,336,674	$8.94
RSUs granted	4,172,279	2.67
RSUs vested	(1,631,508)	5.68
RSUs forfeited	(104,823)	5.70
Balance at October 1, 2023	3,772,622	$3.51

Performance Stock Units (“PSUs”)

Under the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,571 PSUs on March 5, 2023 which vest in three equal annual installments of 603,857 subject to the achievement of trailing ten day volume-weighted average price targets of the Company’s common stock and her continued employment on the vesting dates. The Company recognized equity-based compensation expense of $0.6 million and $1.5 million during the thirteen and thirty-nine weeks ended October 1, 2023, related to the PSUs. As of October 1, 2023, the unrecognized equity-based compensation expense is $3.2 million and will be recognized over a weighted-average period of 2.43 years.

The following table summarizes the rollforward of unvested PSUs during the thirty-nine weeks ended October 1, 2023:

Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at January 1, 2023	—	$—
PSUs granted	1,811,571	2.65
PSUs vested	—	—
PSUs forfeited	—	—
Balance at October 1, 2023	1,811,571	$2.65

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

11.Income Taxes

All of the Company’s income (loss) before income taxes is from the United States. The following table presents the components of the provision (benefit) for income taxes (in thousands):

	Thirteen Weeks Ended
	October 1,	October 2,
	2023	2022
Income (loss) before provision (benefit) for income taxes	$(5,047)	$251
Provision (benefit) for income taxes	(1,158)	(678)
Effective tax rate	22.9%	(270.1)%

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2023	2022
Income (loss) before provision for income taxes	$(13,096)	$14,149
Provision (benefit) for income taxes	(992)	5,178
Effective tax rate	7.6%	36.6%

The Company’s provision (benefit) for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  When projected “ordinary” income or loss for the full year is close to breakeven, the estimated annual effective tax rate can become volatile due to small changes, resulting in an unreliable estimate of tax for the reporting period. In such instances, the Company will calculate the interim income tax provision or benefit using a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

We utilized a discrete effective tax rate method to calculate taxes for the thirteen weeks ended April 2, 2023 due to circumstances described above where the estimated annual effective tax rate did not provide a reliable estimate. In the second and third quarters of fiscal 2023, the Company determined that due to updated projected pre-tax results for fiscal 2023 the estimated annual effective tax rate method was no longer subject to the volatility computed in the first quarter.

The Company’s pre-tax loss for the period ended October 1, 2023 relative to the Company’s projected pre-tax income for fiscal 2023 yielded an annual effective tax rate, which was deemed to be appropriate or meaningful.  Based on this fact, the Company determined that the historical estimated annual effective tax rate method would provide a reliable estimate and was used for calculating the interim benefit for the period ended October 1, 2023.

The effective tax rate for the thirteen and thirty-nine weeks ended October 1, 2023 differs from the federal income tax rate of 21% primarily due to non-deductible executive compensation and non-deductible equity-based compensation expense. The effective tax rate for the thirteen and thirty-nine weeks ended October 2, 2022 differs from the federal income

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

tax rate of 21% primarily due to state taxes, non-deductible executive compensation, and non-deductible equity-based compensation expenses.

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in the first nine months of 2023 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During the first nine months of 2023, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 1, 2023, the Company had total cash and cash equivalents of $12.9 million and amounts due under the revolving line of credit of $11.0 million.

In November 2021 the Company entered into a Credit Agreement to provide the Revolving Facility that provides for borrowings up to $50.0 million. The credit agreement contains various financial covenants and matures on November 15, 2024 as described in Note 5, Debt.

The Company is evaluating sources of debt financing. However, the Company believes the cash on hand and cash provided by operations in conjunction with certain cash conservation measures to be taken as necessary, including adjustments to marketing and other variable and capital spend, will enable the Company to meet its obligations as they become due within one year. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022

	(in thousands , except percentages and Average Order Value)
Gross Margin	40.3%	42.1%	42.4%	45.2%
Net income (loss)	$(3,889)	$929	$(12,104)	$8,971
Adjusted EBITDA (1)	$972	$5,364	$5,207	$30,068
Adjusted EBITDA Margin (1)	1.2%	5.1%	1.9%	8.6%
Active Customers	2,960	3,230	2,960	3,230
Average Order Value	$133	$133	$133	$131

(1)

For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

Active Customers

We define Active Customers as the number of customers who have made at least one purchase across our platform in the prior 12-month period. Active Customer count is as of the last day of the relevant period. We consider the number of Active Customers to be a key performance metric on the basis that it is directly related to consumer awareness of our brand, our ability to attract visitors to our primarily digital platform, and our ability to convert visitors to paying customers. Active Customers counts are based on de-duplication logic using customer account and guest checkout name, address, and email information.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we calculate as income (loss) before interest expense, income taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and management fees. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income (loss)	$(3,889)	$929	$(12,104)	$8,971
Depreciation and amortization	1,240	1,130	3,546	2,980
Interest expense	442	329	1,391	694
Income tax provision (benefit)	(1,158)	(678)	(992)	5,178
Equity-based compensation expense (1)	4,337	3,654	13,366	12,245
Adjusted EBITDA	$972	$5,364	$5,207	$30,068
Net income (loss) margin	(4.7)%	0.9%	(4.3)%	2.6%
Adjusted EBITDA margin	1.2%	5.1%	1.9%	8.6%

(1)

The thirteen weeks ended October 1, 2023 and October 2, 2022 include equity-based compensation expense for RSU awards granted during the period, as well as equity-based awards granted in prior periods. The thirty-nine weeks ended October 1, 2023 include equity-based compensation expense for performance stock units and RSU awards granted during the period, accelerated expense associated with the voluntary forfeiture of stock options, and equity-based awards granted in prior periods. The thirty-nine weeks ended October 2, 2022 include equity-based compensation expense for RSU awards granted during the period, as well as equity-based awards granted in prior periods.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment.  We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen and thirty-nine weeks ended October 1, 2023 and October 2, 2022 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net cash provided by operating activities	$12,749	$5,745	$21,100	$16,333
Capitalized software development costs	(524)	(622)	(1,550)	(1,869)
Purchases of property and equipment	(667)	(508)	(1,393)	(1,902)
Free Cash Flow	$11,558	$4,615	$18,157	$12,562

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, “Item 1A. Risk Factors” in our 2022 10-K.

Customer Acquisition

Our business performance depends in part on our continued ability to cost-effectively acquire new customers. We define customer acquisition cost as our brand and performance marketing expenses attributable to acquiring new customers, including, but not limited to, agency costs and marketing team costs but excluding any applicable equity-based compensation, divided by the number of customers who placed their first order with us in a given period. As a primarily digital brand, our marketing strategy is primarily focused on brand awareness marketing and digital advertising in channels like search, social, and programmatic - platforms that enable us to engage our customers where they spend their time, and in many cases also quickly track the success of our marketing, which allows us to adjust and optimize our marketing spend.

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended October 1, 2023, we served 3.0 million Active Customers compared to 3.2 million for the trailing 12 months ended October 2, 2022.

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

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to state taxes, non-deductible executive compensation, and non-deductible equity-based compensation expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, tax audit settlements, and the interaction of various tax strategies.

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue and net income (loss):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022

	(in thousands)
Net revenue	$83,118	$105,275	$280,216	$348,689
Cost of revenue	49,593	60,942	161,334	191,211
Gross profit	33,525	44,333	118,882	157,478

Selling and marketing expenses	16,825	19,356	60,984	67,093
General and administrative expenses	21,575	24,418	70,319	75,644
Income (loss) from operations	(4,875)	559	(12,421)	14,741
Interest expense	(442)	(329)	(1,391)	(694)
Other income, net	270	21	716	102
Income (loss) before income taxes	(5,047)	251	(13,096)	14,149
Income tax provision (benefit)	(1,158)	(678)	(992)	5,178
Net income (loss)	$(3,889)	$929	$(12,104)	$8,971

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of revenue	60	58	58	55
Gross profit	40	42	42	45

Selling and marketing expenses	20	18	21	19
General and administrative expenses	26	23	25	22
Income (loss) from operations	(6)	1	(4)	4
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Income (loss) before income taxes	(6)	1	(4)	4
Income tax provision (benefit)	(1)	(1)	-	1
Net income (loss)	(5)%	2%	(4)%	3%

Comparisons for the Thirteen Weeks Ended October 1, 2023 and October 2, 2022

Net Revenue

Net revenue decreased in the thirteen weeks ended October 1, 2023 by $22.2 million, or 21%, compared to the thirteen weeks ended October 2, 2022. The decrease is primarily the result of a 19% decrease in Total Orders Placed, as well as higher markdowns and return rates compared to the thirteen weeks ended October 2, 2022.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended October 1, 2023 compared to the same period of the prior year by $11.3 million, or 19%, compared to the same period last year, which was primarily driven by the impact of lower revenue along with favorability in shipping costs, which decreased with the lower revenue.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the thirteen weeks ended October 1, 2023 by $2.5 million, or 13%, compared to the thirteen weeks ended October 2, 2022 due to lower performance marketing spend and favorability in merchant processing fees, partially offset by higher brand marketing spend as we invested more to increase brand awareness.

General and Administrative Expenses

General and administrative expenses decreased by $2.8 million in the thirteen weeks ended October 1, 2023, or 12%, compared to the thirteen weeks ended October 2, 2022. The decrease was primarily due to $0.8 million decrease in fixed labor, due to delayed hiring of fixed headcount, $1.8 million decrease in variable labor and benefits associated with lower sales volume and operational efficiencies, $0.7 million decrease in D&O insurance costs, professional services and supplies.  This was partially offset by $0.7 million related to equity-based awards issued through October 1, 2023.

Interest Expense

Interest expense increased in the thirteen weeks ended October 1, 2023 by $0.1 million, or 34%, compared to the thirteen weeks ended October 2, 2022. The increase is attributable to higher interest rates driving increased interest expense and unused fees related to the Revolving Facility offset by lower average borrowings.

Income Tax Benefit

Our income tax benefit in the thirteen weeks ended October 1, 2023 increased by $0.5 million to a benefit of $1.2 million, compared to a benefit of $0.7 million in the thirteen weeks ended October 2, 2022. The decrease was primarily due to a decrease in our income to a loss before benefit for income taxes.

Comparisons for the Thirty-nine Weeks Ended October 1, 2023 and October 2, 2022

Net Revenue

Net revenue decreased in the thirty-nine weeks ended October 1, 2023 by $68.5 million, or 20%, compared to the thirty-nine weeks ended October 2, 2022. The decrease is primarily the result of a 17% decrease in Total Orders Placed, and higher markdowns and return rates, partially offset by a 2% increase in AOV compared to the thirty-nine weeks ended October 2, 2022.

Cost of Revenue

Cost of revenue decreased in the thirty-nine weeks ended October 1, 2023 compared to the thirty-nine weeks ended October 2, 2022 by $29.9 million, or 16%, which was primarily driven by the impact of lower revenue along with favorability in shipping costs, which decreased with the lower revenue.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the thirty-nine weeks ended October 1, 2023 by $6.1 million, or 9%, compared to the thirty-nine weeks ended October 2, 2022 due to lower performance marketing costs as we utilized a higher mix of promotions and discounts  as well as lower merchant processing fees.  This was partially offset by higher brand marketing spend through the thirty-nine weeks ended October 1,2023 as we invested more in brand awareness.

General and Administrative Expenses

General and administrative expenses decreased by $5.3 million in the thirty-nine weeks ended October 1, 2023, or 7%, compared to the thirty-nine weeks ended October 2, 2022. The decrease was primarily due to a $5.1 million lower variable labor and benefits costs primarily associated with lower sales volume and operational efficiencies, which was partially offset by higher equity-based compensation expense of $1.1 million related to equity-based awards issued through October 1, 2023. Additionally, there was a $1.5 million decrease in D&O insurance costs, professional services, supplies and recruiting costs.

Interest Expense

Interest expense increased in the thirty-nine weeks ended October 1, 2023 by $0.7 million, or 100%, compared to the thirty-nine weeks ended October 2, 2022. The increase is attributable to higher interest rates and higher average borrowings driving increased interest expense and unused fees related to the Revolving Facility.

Income Tax Provision (Benefit)

Our income tax benefit in the thirty-nine weeks ended October 1, 2023 increased by $6.2 million to a benefit of $1.0 million, compared to a provision of $5.2 million in the thirty-nine weeks ended October 2, 2022. The decrease was primarily due to a decrease in our income to a loss before provision for income taxes.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Our quarterly net revenue in 2022 reflected the highest concentrations in the first and second fiscal quarters compared to the rest of the year, as customer demand remained strong for dresses and event wear, carrying forward the trend seen in 2021 with the resurgence of events and special occasions. The third and fourth fiscal quarters of 2022 were impacted by a worsened macroeconomic environment where consumers generally lowered their spending levels and sought higher levels of promotions and discounts which has continued into the first nine months of 2023. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations.

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

Credit Facilities

During November 2021, we entered into a Credit Agreement with Bank of America (the "Credit Agreement") to provide a revolving facility that provides for borrowings up to $50.0 million (the "Revolving Facility"). During the term of the Credit Agreement, we may increase the aggregate amount of the Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). As of October 1, 2023, we had $11.0 million outstanding under the Revolving Facility and had utilized $0.3 million under the Letter of Credit. As of October 1, 2023, we had $38.7 million available for borrowing under the Revolving Facility and $7.2 million available to issue letters of credit.

The Revolving Facility matures on November 15, 2024, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. We were in compliance with our debt covenants under the Credit Agreement as of October 1, 2023. While we expect to continue to be in compliance with our debt covenants, any failure to remain in compliance with our debt covenants may materially adversely affect our liquidity. A commitment fee of 37.5 basis points will be assessed on unused commitments under the Revolving Facility.

Availability and Use of Cash

As of October 1, 2023, we had cash and cash equivalents of $12.9 million. We believe that our cash and cash equivalents, cash flows from operations and the available borrowings under our Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2022 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$21,100	$16,333
Investing activities	(3,009)	(3,868)
Financing activities	(15,444)	(11,401)
Net decrease in cash, cash equivalents and restricted cash	$2,647	$1,064

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the thirty-nine weeks ended October 1, 2023, net cash provided by operating activities increased by $4.8 million, as compared to the same period in 2022.  The increase was largely a result of a decrease of $28.9 million in inventory purchases as a result of lower sales in the current year due to the impact of increased macroeconomic pressures, along with an increase of $1.4 million in accounts payable.  This was partially offset by a $21.1 million decrease in net income, from net income of $9.0 million during the thirty-nine weeks ended October 2, 2022 to net loss of $12.1 million during the thirty-nine weeks ended October 1, 2023.  There was also a $7.9 million reduction in accrued expenses and other current liabilities, mainly related to a $2.1 million decrease in accrued inventory due to lower inventory purchases, a $1.9 million decrease in accrued compensation and benefits due to reductions in medical insurance reserves, accrued bonuses and deferred withholding taxes related to the CARES Act.  In addition, there was a $1.7 million reduction in accrued marketing due to reduced performance marketing spend as we utilized a higher mix of promotions and discounts.

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

During the thirty-nine weeks ended October 1, 2023, as compared to the same period in 2022, net cash used in investing activities decreased by $0.9 million. This was attributable to $0.3 million less invested in capitalized software development costs and $0.6 million lower capital expenditures for leasehold improvements, construction in progress, and purchases of computer hardware and equipment for our general operations.

Financing Activities

During the thirty-nine weeks ended October 1, 2023, as compared to the same period in 2022, net cash used in financing activities increased by $4.0 million primarily due to $10.0 million lower borrowings on our revolving line of credit facility in the current year as compared to the same period in 2022 offset by $6 million lower repayments on our revolving line of credit facility in the current year as compared to the same period in 2022.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, privacy claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our business, financial condition, cash flows, or results of operations. We are not presently a party to any legal proceedings that we believe would, if determined adversely to us, materially and adversely affect our future business, financial condition, cash flows, or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to the Company's Non-Employee Director Compensation Program

On November 3, 2023 the Board of Directors of the Company (the "Board") approved an amendment to the Company's Non-Employee Director Compensation Program to increase the amount of compensation paid to the Nominating and Corporate Governance Committee chair and to incorporate compensation for the members and chair of the Company's new Technology and Innovation Committee. Some additional changes were made to clarify the timing of payment of the quarterly cash retainers and RSU awards in lieu of quarterly cash retainers.

The full text of the Non-Employee Director Compensation Program is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated hereto by reference.

Establishment of the Technology and Innovation Committee

On November 3, 2023, the Board authorized and established the Technology and Innovation Committee, effective January 1, 2024, to oversee cybersecurity risks with the Audit Committee. The Board appointed Anisa Kumar to serve as Chair of the Technology and Innovation Committee, and Dara Bazzano, Caroline Sheu and Kira Yugay to serve as committee members.

Securities Trading Plans of Directors and Executive Officers

During the thirteen weeks ended October 1, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	Amendment to Lulu's Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: November 8, 2023	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)