Form 10-K
period 2023-12-31
Lulu's Fashion Lounge Holdings, Inc.
filed 2024-03-06
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

At July 2, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $23.6 million based on the closing price of the common stock on such date.

The number of shares of registrant’s common stock outstanding as of March 1, 2024, was 40,877,994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53 week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2023” and/or “2023” relate to the year ended December 31, 2023, “fiscal 2022” and/or “2022” relate to the year ended January 1, 2023 and “fiscal 2021” and/or “2021” relate to the year ended January 2, 2022. The fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022 consisted of 52 weeks.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	If we are not able to successfully maintain our desired merchandise assortment or manage our inventory effectively, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our merchandise;
●	Our success depends on our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors;
●	We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends;
●	A global health emergency, epidemic or pandemic, such as a resurgence of COVID-19, and the post-COVID-19 pandemic environment may have an adverse effect on our labor workforce availability, supply chain, business, financial condition, and results of operations in ways that remain unpredictable;
●	We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, and results of operations;
●	Our business depends on our ability to maintain a strong community around the Lulus brand with engaged customers and influencers;
●	We rely on third parties to drive traffic to our platform;
●	Use of social media, influencers, affiliate marketing, email, SMS, podcast advertisements, promotional partnerships and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties;
●	We operate in the highly competitive retail apparel industry;
●	We may not accurately forecast income and appropriately plan our expenses;
●	Our business is affected by seasonality, which could result in fluctuations in our results of operations;
●	We may not be able to successfully implement our growth strategy;
●	As we pursue our international growth strategy, we will become subject to international business uncertainties;
●	Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events and regulations that adversely affect our suppliers or their ability to obtain financing for their operations;
●	Merchandise returns could harm our business;
●	System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations;

●	We rely significantly on technology and systems to support our supply chain, payments, financial reporting and other key aspects of our business;

●	Our business relies heavily on email, SMS and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely or successfully deliver such communications could materially adversely affect our business, financial condition and results of operations;
●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing;
●	We have three distribution facilities and several administrative offices and disruptions to the operations at these locations could have a material adverse effect on our business, financial condition, cash flows, and results of operations;
●	We rely on third-party suppliers, manufacturers, distributors, and other suppliers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements;
●	Many of our third-party suppliers and manufacturers are based in China, which exposes us to risks inherent in doing business there;
●	We rely upon independent third-party transportation providers for substantially all of our merchandise;
●	We may be unable to protect our trademarks or other intellectual property rights;

●	Unfavorable changes or failure by us to comply with evolving internet and e-commerce regulations could substantially harm our business and results of operations;

●	If our suppliers fail to comply with applicable laws, including a failure to use acceptable labor practices, or if our suppliers suffer disruptions in their businesses, we could suffer adverse business consequences;

●	U.S. import levels, tariffs, and duties may increase and could harm our business;

●	Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise cause us to change the way we do business;

●	A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth;

●	We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders;

●	We expect that our stock price will fluctuate significantly;

●	Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition;

●	There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand;

●	We depend on our senior management personnel;

●	We have outstanding borrowings, and we may incur additional indebtedness in the future; and

●	The use of technology based on artificial intelligence presents risks.

PART I

Item 1. Business.

Our Business

Lulus is a customer-driven, primarily online, digitally-native attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at attainable prices for all of life’s fashionable moments. Our aim is to make every woman feel beautiful, celebrated and as if she’s the most special version of herself for every occasion – from work desk to dream date or cozied up on the couch to the spotlight of her wedding day. Lulus primarily serves a large, diverse community of Millennial and Gen Z women, who typically meet us in their 20s and stay with us through their 30s and beyond. We focus relentlessly on giving our customers what they want by using direct consumer feedback and insights to refine product offerings and elevate the customer experience. Lulus’ world class personal stylists, bridal concierge, and customer care team share an unwavering commitment to elevating style and quality and bring exceptional customer service and personalized shopping to customers around the world.

We are focused on building authentic personal relationships with our customers and offering them coveted products they cannot purchase elsewhere. We incorporate the pulse of the consumer by engaging with her through reviews, feedback and one-on-one interactions with our style advisors, fit experts and bridal concierge across the web, social media, Lulus’ application and in-store. Customers express their love for our brand on social media and by word-of-mouth (both in-person and online).

A key differentiator of our business model from traditional fashion retail is our use of data to optimize almost all elements of our business. Nowhere is this more pronounced than in our product creation and curation cycle. Traditional merchandising approaches are risky and capital intensive, characterized by extended in-house design cycles, seasonal assortment decisions, deep buys, limited customer feedback, and high markdowns. Unlike traditional retailers, we leverage a “test, learn, and reorder” strategy to bring hundreds of new products to market almost every week; we test them in small batches, learn about customer demand and then quickly reorder winning products in higher volume to optimize profitability. This strategy allows us to rapidly convert new products into profitable sales on a consistent and repeatable basis while minimizing fashion and trend risk.

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

Leveraging Data to Best Serve our Customer:    We have built a massive dataset which gives us strong insight into our customers. Millions of customers have interacted with us, leaving detailed reviews, interacting with our on-demand Style Advisors, Fit Experts, and Bridal Concierge, and completing checkout surveys. Across Facebook, Instagram, Pinterest, Snapchat, TikTok, Twitter and YouTube, our over 8.3 million followers engage with us through their comments, feedback, photographs, and support of our brand. In aggregate, this dataset gives us the ability to understand our customers’ preferences.

Marketing and Engagement Strategy:    We strive to engage with our customer where she is, in authentic and personalized ways: through our website, mobile app, email, SMS, social media and in-store. This strategy helps drive brand awareness while fostering deep connections with our customers. Our authentic partnerships with brand ambassadors span the full spectrum of followership and engagement levels, from nano- and micro-influencers, to college ambassadors and celebrities, all of whom wear and genuinely love our brand.

Data-Driven Product Creation Strategy:    Our innovative product creation strategy leverages the power of our proprietary data and our “test, learn, and reorder” approach to bring new styles online almost every weekday. We are highly focused on optimization of inventory levels to meet customer demand and minimize markdowns. This efficient, data-driven process, coupled with human insight, allows us to respond to fashion trends with speed and precision while significantly reducing risk in our business.

Marketing

Our marketing strategy leverages our strong visual brand presence to build awareness and drive engagement with our large, diverse community of loyal customers. We integrate the power of data across multiple channels to offer a singular brand voice that speaks to Millennial and Gen Z women. We seek to meet the Lulus customer wherever she is, enabling her discovery of the brand and providing her opportunities to interact with others in the Lulus community. Through this engagement with our customers, we strive to build personal connections that are authentic and durable. We attract and engage customers through a combination of owned, earned and paid media.

Upon attracting a new or existing customer to our website or mobile experience, as well as in store, we seek to maximize conversion through a variety of strategies:

●	Brand Strength and Exclusivity: Rooted in our primarily digital-first approach, our brand's strength thrives on a profound understanding of the Lulus customer. This focus empowers us to curate exclusive collections perfectly suited for all their life's moments. Our frequently updated catalog further enhances this experience, enabling customers to discover products that align with their needs, including our exclusive Lulus products.
●	Product Reviews: One of the most important aspects of our digital shopping experience is our extensive database of proprietary customer product reviews, which we first enabled in 2012 and now amounts to over one million reviews. Our website has the functionality to allow customers to upload their own product photos along with their reviews, which bring the products to life on a diverse array of body types.
●	Boutique Styling Experience: We strive to offer exceptional customer service before, during, and after each purchase. We accomplish this by continuously improving the boutique experience on our platform and in-store through features such as our product recommendation engine, targeted messaging and with our in-house team of customer service associates who maintain deep expertise of our brand, products, and systems.
●	Personalized and Optimized Shopping Experience: We customize and personalize our interactions with each Lulus customer by monitoring information such as how she arrives on our site, her on-site behavior, and what she buys. Our customer insights, predictive capabilities, product recommendations, and custom-built website work seamlessly together to offer customers a personalized experience across desktop, mobile web, our mobile app, email, and SMS.

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

Our Growth Strategies

Due to the mass market appeal of our brand, we believe there is a significant opportunity to bring new customers into the Lulus community through increased brand awareness. We intend to grow awareness of the Lulus brand and attract new customers through the following strategies:

●	Further investment in performance digital marketing strategies;
●	Exploration and expansion of new marketing channels;
●	Continued expansion of our brand ambassador program at all engagement tiers, including celebrity, micro- and nano-influencers, and college ambassadors to introduce Lulus to new audiences;
●	Expansion of marketing programs that leverage word-of-mouth referral;
●	Deepen our in-person consumer engagement, expand our market presence, and establish the Lulus brand as a leader in the retail landscape by forging partnerships with key wholesalers to reach new audiences online and in physical retail locations for maximum brand awareness and growth. Additionally, we will activate initiatives out of our own retail store, further enhancing our brand's impact and connection with consumers; and
●	Continued development of brand partnerships, with a clear focus on brands with strong customer affinity and crossover potential. This includes collaborations with apparel brands and influencers, as well as adjacent category opportunities such as beauty, home, and lifestyle.

Enhance and Retain Existing Customer Relationships

We have a large and growing Lulus community and 2.8 million Active Customers as of December 31, 2023. We continue to leverage data-driven customer insights to develop strong customer relationships and become a one-stop shop for Gen Z and Millennial women. For example, we have had success leveraging data-driven insights across categories to offer personalized suggestions and reminders at targeted points in time, and we are focused on expanding these capabilities to provide enhanced real-time recommendations and post-purchase engagement. Additionally, we continually develop and evaluate new tools and programs designed to improve the key customer metrics that drive our business, such as frequency of purchase and Average Order Value (“AOV”) through the following strategies:

●	Optimization of our website and mobile experience through continued A/B and multivariate testing;
●	Improvement of customer segmentation and personalization features;
●	Leveraging our expanded multi-region distribution facilities to offer faster order delivery and developing new shipping options;
●	Enhancement of our loyalty program, to engender even deeper brand engagement, drive repeat purchase behavior and increase wallet share;
●	Enhancement of our customer service through the expansion of our style advisors, fit experts, and bridal concierge dedicated to creating a truly personalized digital and in-store boutique experience;
●	Continued development of our attainable luxury brand positioning and content; and
●	Incorporating new technology that enhances our customers’ experience.

We have learned that enhancing our existing customers’ experience drives increased word-of-mouth (in-person and online) recommendations, which in turn helps grow brand awareness.

Pursue Category Expansion

We believe there is tremendous potential to continue to drive growth in our underpenetrated categories. We have a significant opportunity to grow our share of total apparel with expansion into these underdeveloped areas. For example, our growth in apparel beyond our core dress categories demonstrates our ability to successfully launch and grow share in new categories. Our deep and personal engagement with our customers through product reviews, exit surveys, social media and in-store feedback helps us understand the product categories they are most interested in shopping and will continue to inform the breadth and depth of the categories we offer.

Due to our customer data-driven product development strategy, we have the ability to test new categories with minimal upfront investment and risk. New categories are opened with a controlled assortment of branded and partner products through which we learn to understand customer demand via our reorder algorithms. Our ability to leverage our existing categories to introduce and grow new ones has resulted in customer repeat orders with strong product diversification.

Pursue International Expansion

While we expect the majority of our near-term customer demand to continue to come from the United States, we believe that serving international customers represents a long-term growth opportunity. To date, we have shipped our merchandise to over 100 countries, with only limited marketing spend outside of the United States, demonstrating our global appeal and broader market opportunity. Our long-term strategy is to increase our focus on our platform and distribution process for international customers, allowing for a more optimized shopping experience, including more flexibility across languages and currencies. We believe that providing a localized shopping experience will significantly enhance our ability to serve customers in international markets.

Suppliers

We collaborate with a network of around 300 suppliers, who serve as our design and manufacturing partners. These suppliers often give us priority access and exclusivity to designs, given the strong relationships we have built over the last two decades. We do not have any long-term commitments requiring us to purchase minimum volumes from any supplier. We take great effort to ensure that all suppliers share our commitment to quality and ethics, including through adherence to our Vendor and Supplier Code of Conduct.

Technology

The www.lulus.com website, mobile app, merchandising, customer, order, and warehouse management systems are proprietary, purpose-built solutions with the goal of delivering the best possible customer experience and operational efficiency. From payment card industry compliant checkout to the software running on handheld barcode scanners in order fulfillment, these key software processes are developed, maintained, and enhanced by our in-house engineering and data teams with the objective to exceed our customers’ expectations in a scalable way. Data-driven insights are core to what we do at Lulus. Technology drives and supports our business in several foundational areas, like our merchandising test, learn and reorder model, our cost-efficient marketing, and high operational efficiency.

Our proprietary reorder system is informed and powered by our data warehouse with predictive data modeling and business intelligence. Sales are analyzed across hundreds of product attributes and assortment architecture and trend analyses inform our buyers’ selection of new styles. Customer demand and return signal data, product profitability, seasonality, and product demand prediction are taken into consideration to advise our reorder buyers which products to reorder, when those reorders should arrive, and in what quantities.

We combine purpose-built technology systems with customer focused engineering and data teams, to provide us with deep customer behavior insights. Integrating information from many available sources, from customer actions and feedback on the platforms to predictive analysis, continuously enhances our understanding of customer preference. This understanding allows us to activate personalization across our platform and in our various marketing channels. We utilize predictive analytics and artificial intelligence to optimize our assortment and personalize the website experience through advanced search and product recommendations.

We also use our technology to optimize our operational efficiency as e-commerce fulfillment and reverse logistics are critical to profitability. We have implemented, and will continue to implement, robotics and other automation to support various processes and increase efficiency within our distribution facilities.  Our business model is characterized by high SKU velocity, low to no SKU affinity, quick order-to-ship requirements, short return-to-refund timelines, and fast inventory turnover. We have built our own proprietary, integrated e-commerce backend system to minimize cost and maximize customer satisfaction.

We have built our software development and deployment cycles such that software changes can be deployed daily after being verified by fully automated testing, as well as by human functional testing. We work with reputable cloud services providers across multiple data centers, with fully redundant infrastructure within each data center, as well as with full failover capability between data centers, which allows us to serve our customers at virtually any time. Our infrastructure is fast, flexible and scalable to provide our customers with the best possible shopping experience.

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

Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. In 2023, consistent with most years, our net revenue was the highest during the second quarter due to the typically higher demand for event dresses in the spring and summer.  Net revenue was the lowest during the fourth quarter given we are not a holiday gifting destination and event dress demand is typically lower during that time of year.  The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations. We recognized 26%, 30%, 23% and 21% of our annual net revenue during the first, second, third and fourth quarters of 2023, respectively.

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

Our international business is subject to additional laws and regulations, including environmental laws and restrictions on imports from, exports to, and services provided to persons located in certain countries and territories, as well as foreign laws and regulations addressing topics such as advertising and marketing practices, customs duties and taxes, privacy, data protection, information security and consumer rights, any of which might apply by virtue of our sales in foreign countries and territories or our contacts with consumers in such foreign countries and territories. For example, the United States and China, where certain of our products are manufactured, have recently engaged in an escalating trade war, which has led to each side threatening tariffs that could adversely affect our business, financial condition and results of operations or cause us to relocate manufacturing to other countries and territories, which could disrupt our operations. Imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. In addition, the General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”), the UK Data Protection Act 2018, and the Swiss Data Protection Act (“FADP”) impose stringent requirements regarding the collection, handling, use and transfer of personal data of individuals located in the European Economic Area (“EEA”) and provide for substantial penalties for noncompliance. These regulations impact the use of cookies, tracking technologies and other e-marketing efforts, and there has been significant recent European court and regulatory decisions in this area, including through privacy activists. More generally, many foreign jurisdictions have laws, regulations, or other requirements relating to privacy, data protection, and consumer protection, and countries and territories are adopting new legislation or other obligations with increasing frequency. Many of these laws may require disclosure to and consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. In addition, in December 2022, a provisional political agreement was reached between the European Parliament and the Council of the EU regarding deforestation-free supply chains. The resulting proposed regulation, once it is formally adopted, is expected to require that certain commodities including cattle, cocoa, coffee, oil palm, soya, wood, and rubber, and certain products derived therefrom, that are placed on the EU market, or exported from the EU market, no longer contribute to deforestation or forest degradation. This proposed EU regulation, of which draft text has been approved by the Permanent Representatives’ Committee (Interinstitutional File No. 2021/0366 (COD)), is expected at this time to contain requirements including due diligence and traceability obligations necessitating the linking of certain commodities and certain derived products to their place of production. We do not know of any existing environmental law, regulation nor condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.

In many jurisdictions, there is great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet and e-commerce. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and e-commerce could result in significant additional obligations on our business or may necessitate changes to our business practices. These obligations or required changes could have an adverse effect on our cash flows and results of operations. Further, any actual or alleged failure to comply with any of these laws or regulations by us, our suppliers or our network of influencers could hurt our reputation, brand and business, force us to incur significant expenses in defending against proceedings or investigations, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. See “Risk Factors—Risks Related to Regulation, Taxation and Litigation — Unfavorable changes or failure by us to comply with evolving internet and e-commerce regulations could substantially harm our business and results of operations.”

Environmental, Social, and Governance (“ESG”)

At Lulus, we believe in being responsible business stewards and strive to understand the impact that our business has on our employees, customers, and the planet.  We will look for opportunities to play a constructive role in addressing the ESG challenges of the fashion industry while working towards creating long-term value for our Company and our stakeholders.

Governance. Lulus’ ESG efforts are overseen by our Board of Directors through our Nominating and Corporate Governance Committee. Our Executive Chairman and General Counsel work with internal stakeholders, including a cross-functional ESG Steering Committee, as well as with outside specialists, to set and implement our ESG strategy. Our ESG strategy and initiatives are discussed regularly at the Board of Directors level.

Approach. In 2022, we engaged a third-party ESG consultant to conduct a materiality assessment.  Working with internal and external stakeholders, this process helped us to identify the priority material topics that our stakeholders care about. As part of our developing strategy, we plan to formalize a framework for our efforts and reporting around these topics and look forward to sharing our continued progress on ESG matters.  We also engaged a third-party greenhouse gas (“GHG”) consulting firm to assess our 2021 and 2022 Scope 1 and 2 GHG emissions and will be working with the same firm to assess our 2023 Scope 1 and 2 GHG emissions.  This will enable us to set a baseline for our GHG Scope 1 and 2 emissions and create a plan for improvement.  Laying the groundwork for a greater oversight of our suppliers and supporting the health and wellbeing of all the people who make our products, we formalized our Vendor and Supplier Code of Conduct which sets forth our expectations for working conditions in all factories producing Lulus products. We make available our Vendor and Supplier Code of Conduct free of charge through our investor relations website, which is located at https://investors.lulus.com. We also held a Vendor Summit on social aspects of the supply chain and began providing training to our vendors on responsible sourcing and production practices. We have engaged an outside supply chain risk management and audit company to evaluate our supply chain risks and develop an oversight and auditing program, which started conducting third-party audits in 2023. Lulus’ vendors and suppliers may be subject to audit, at Lulus’ request, and should be prepared to provide timely and accurate records. Vendors and suppliers are required to comply with all Lulus or third-party requests on behalf of Lulus to inspect or audit vendors and suppliers’ facilities and records. Vendors and suppliers should maintain accurate certifications, business details, and records. Under no circumstances should vendors and suppliers seek to influence worker interviews such as through bribery or intimidation of any party.

Recent Developments

Board Leadership Changes

On January 5, 2024, Mr. McCreight notified the Board of Directors of his election not to renew his term of employment as Executive Chairman beyond the conclusion of his initial term, expiring March 6, 2024, in accordance with the terms of his Employment Agreement entered into on November 11, 2022. Mr. McCreight will continue to serve as a director of the Company and will receive compensation for his service as a director in accordance with the Company's Non-Employee Director Compensation Program.

Accordingly, on January 9, 2024, the Board of Directors confirmed that Mr. McCreight will conclude his service as Executive Chairman on March 6, 2024, at the end of the initial term under his Employment Agreement. Additionally, on January 9, 2024, the Board of Directors approved the appointment of current director, Mr. John Black, as Chair of the Board of Directors, effective as of March 6, 2024.

On March 1, 2024, the Board of Directors approved the following committee changes, effective March 6, 2024: the appointment of current director, Ms. Dara Bazzano, as the new Chair of the Compensation Committee of the Board of Directors, the appointment of current director, Ms. Caroline Sheu, as the new Chair of the Nominating and Corporate Governance Committee, and the appointment of current director, Ms. Kelly McCarthy as a member of the Nominating and Corporate Governance Committee. Also, effective March 6, 2024, current director, John Black, will no longer be a member of the Compensation Committee or the Nominating and Corporate Governance Committee.  He will continue to serve on the Audit Committee

Company Leadership Changes

On January 9, 2024, Lulus entered into a second amendment to the employment agreement with Mr. Vos (the "Second Amendment"), which amends his employment agreement dated May 12, 2022, previously filed as Exhibit 10.2 in the Quarterly Report on Form 10-Q on May 17, 2022, as further amended by the Amendment to Employment Agreement, dated March 5, 2023, previously filed as Exhibit 10.2 in the Current Report on Form 8-K on March 6, 2023. The Second Amendment reflects that Mr. Vos will continue in his role as President and Chief Information Officer for an initial term expiring on December 31, 2025, subject to automatic extensions for a one-year period unless either party provides the other with 60 days' prior notice. On March 1, 2024, the Board of Directors determined that following the conclusion of Mr. McCreight’s service as Executive Chairman on March 6, 2024, Mr. Vos will report directly to the new Chairman of the Board of Directors, Mr. Black.

On January 10, 2024, the Company announced that it appointed Ms. Laura Deady as its Chief Merchandising Officer, effective January 15, 2024.  On December 21, 2023, the Company and Ms. Deady entered into an employment agreement, which is attached hereto as Exhibit 10.37, for an initial term of January 15, 2024, to December 31, 2025. Ms. Deady brings significant strategic leadership, trend and financial analysis, fashion direction, and product development experience, having spent the last few years leading product vision and seasonal strategy development across all categories for Urban Outfitters. Previously, she held key leadership roles at Michael Kors, Free People, and Macy’s, where she helped to drive innovation and growth for the respective brands.

Amendment to Non-Employee Director Compensation Program

On March 1, 2024, the Board of Directors approved an amendment to its Non-Employee Director Compensation Program (“Program”) to incorporate compensation for service as the non-executive Chair of the Company’s Board of Directors. Under the amended Program, the non-executive Chair of the Company's Board of Directors will be entitled to receive an additional annual award of restricted stock units, calculated by dividing (i) $50,000 by (ii) the average closing trading price of the Common Stock over the 10 consecutive trading days ending with the trading day immediately preceding the grant (the “10-Day VWAP”), provided that if the 10-day VWAP is less than $2.20, then the share price for purposes of calculating the number of RSUs shall be $2.20.  The amended Program is attached hereto as Exhibit 10.38.

Human Capital Resources

Employees and Demographics. Our employees, also known as the “LuCrew” are integral to our success, and we strive to prioritize our employees’ development, growth, and wellbeing. As of December 31, 2023, we had 686 full-time and part-time employees. We use contingent labor in varying levels throughout the year to augment our workforce. None of our employees are represented by a labor union, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

As of December 31, 2023:

Gender	Board of Directors	Leadership (1)	All Employees
Female	54.5%	58.1%	67.8%
Male	36.4%	41.9%	31.5%
Non-Binary	-%	-%	0.7%
Prefer not to disclose	9.1%	-%	-%

Age
Gen Z & Millennial (2)	27.3%	65.1%	75.8%
All Other	72.7%	34.9%	24.2%

Race / Ethnicity
Native American or Alaska Native	-%	-%	0.4%
Asian	27.3%	7.0%	7.3%
Black or African American	-%	4.7%	4.8%
Hispanic or Latinx	-%	13.9%	42.6%
Native Hawaiian or Pacific Islander	-%	-%	0.3%
Two or More Races or Ethnicities (3)	9.1%	7.0%	4.8%
White	45.4%	67.4%	39.8%
Prefer not to disclose	18.2%	-%	-%

(1)	Leadership includes all employees at the director level or higher.
(2)	Gen Z & Millennials includes individuals forty-one years of age or younger.
(3)	Individuals who identify as two or more races are included in “Two or More Races or Ethnicities” and excluded from other categories.

Company Culture and Values.  We are proud of our strong culture, which is embodied by our diverse workforce. Our culture is defined by our core values: “All Voices, All In, Always Evolving.”

●	“All Voices” means every voice, at every level, is valued and encouraged. We are a team made up of individuals, and diversity and self-expression are welcome. We treat each other with respect. We listen actively and are open and honest with each other.
●	“All In” means we are “all in” on ensuring the best possible customer experience, from placing the order to opening the package upon delivery, and every interaction along the way. We pitch in to support our team members and get the job done.
●	“Always Evolving” means we are digital-native, changing and evolving along with our customers and technology. We are never satisfied with the status quo. We constantly seek to improve ourselves, our product, and our Company. We take pride in the growth of our teams, promoting top performers and infusing our Company with new and fresh ideas from outside hires. We strive to embody these core values in our connections with our customers as well as our employees.

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

Diversity and Inclusion. In support of diversity and inclusion, we are committed to a program of Belonging, Dignity, Justice and Joy (“BDJJ”) and strive to incorporate these concepts into all that we do. This program, backed by strong leadership support, has the goal of fostering an environment where everyone feels honored and respected when they are being their authentic self. We also recognize that representation is important, but not enough—we transcend a commitment to diversity with a commitment to anti-racism. During 2023, we dedicated more internal resources to talent, culture and learning to help further the evolution and scale of our BDJJ strategy as we continue to drive momentum, ensuring that Lulus fosters an inclusive and welcoming environment for our LuCrew members, customers, and partners. We continued to develop our BDJJ program with ongoing BDJJ learning sessions offered to all employees; implemented a Recruitment & Retention task force; a BDJJ focus in our monthly newsletter; and continuously promoted employee Affinity Groups.  These Affinity Groups create opportunities for employees to share their diverse perspectives and connect with each other on a deeper level and are intended to foster a culture that is open, inclusive and respectful.  These groups have also contributed to greater understanding Companywide of different perspectives, with celebrations and learning experiences open to the entire Company. Our Affinity Groups also helped Lulus identify nonprofits to support, including UNITE2030, EmpowHer, Delta Sigma Theta Sorority, Incorporated Allentown Alumnae Chapter Scholarship Fund, Act To Change, United We Dream, Chico’s Hispanic Association for the Community and Education, The Ronald McDonald House Charities, along with various local pride events.

Leadership and Development. Central to our “Always Evolving” core value is a dedication to developing our LuCrew members by providing them with skills and development opportunities. We have internal resources dedicated to employee learning and development, including further development of our BDJJ programs. We continue to offer a targeted leadership fundamentals training series for our new and emerging leaders, as well as other opportunities for cross-functional knowledge sharing and collaboration.

Compensation and Benefits. Our compensation and benefits are designed to enable us to attract, motivate, and retain qualified and dedicated talent. We regularly evaluate wages and salary bands to be competitive with the market. We also offer competitive employee benefits including life and health insurance (medical, dental, and vision), paid time off, paid sick leave, and 401(k) plan with Company match. In 2022, we implemented an Employee Stock Purchase Program, and in 2023, we implemented paid parental leave and doubled the paid time off offered to entry level employees. We recognize employee birthdays and milestone anniversaries both in our newsletter and with individual gifts. Almost all of our corporate and customer service employees have the option of working remotely or on a hybrid basis, and some of our locations are pet-friendly.

Health and Safety. The health and safety of our employees is core to our Lulus values. Each of our Distribution Centers has a safety team and safety captains dedicated to maintaining a safe workplace. We continue to take proactive and precautionary steps to protect the health and safety of our employees. In addition, we provide several channels for employees to make suggestions or report concerns related to health and safety.  In support of our employees’ mental health, we have an Employee Assistance Program that provides all employees up to three visits per year with a licensed professional counselor. We also highlighted mental health resources for Mental Health Awareness month.

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

A global health emergency or epidemics or pandemics like resurgence of COVID-19 and post COVID-19 pandemic environment could have a material adverse effect on our business, and it remains uncertain how they will impact our supply chain and consumer demand for our products.

A global health emergency or epidemics or pandemics like resurgence of COVID-19 and its variants could have an adverse effect on our business, results of operations, and financial condition due to the occurrence of some or all of the following events or circumstances, among others:

●	our and our third-party suppliers’, logistics providers’, and other business partners’ inability to manage our or their business effectively;
●	tightening of available credit;
●	decrease in customer demand for our products;
●	temporary inventory shortages caused by difficulties in predicting demand for our products and services and longer lead-times due to import/export conditions such as port congestion, and local government orders; and
●	incurrence of significant increases to employee healthcare and benefits costs.

In addition, it remains uncertain how a global health emergency, an epidemic, or pandemic such as a resurgence of COVID-19 and the post-COVID-19 pandemic environment, will impact our supply chain, consumer demand for our products and services, and consumer preferences generally.

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

We obtain a significant amount of traffic via social networking platforms or other online channels used by our current and prospective customers. As e-commerce and social networking platforms continue to rapidly evolve, we must continue to maintain and establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also acquire and retain customers through paid search/product listing ads, paid social, retargeting, affiliate marketing, personalized email, direct mail marketing and in-store marketing. If we are unable to cost-effectively drive traffic to our website or mobile app, our ability to acquire new customers and our financial condition would suffer.

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

We rely on third parties to drive traffic to our platform and retail store, which could negatively affect our business, financial condition, cash flows, and results of operations.

Our success depends on our ability to attract customers cost effectively. With respect to our marketing channels, we rely heavily on relationships with providers of online services, search engines, social media, directories, and other websites and e-commerce businesses to provide content, advertising banners, and other links that direct customers to our websites and retail store. We rely on these relationships to provide significant traffic to our website. In particular, we rely primarily on digital platforms, such as Google and Facebook, as important marketing channels. Digital channels change their algorithms periodically, and our rankings in organic searches and visibility in social media feeds may be adversely affected by those changes, as has occurred from time to time, requiring us to increase our spending on paid marketing to offset the loss in traffic. Search engine companies may also determine that we are not in compliance with their guidelines and consequently penalize us in their algorithms as a result. Even with an increase in marketing spend to offset any loss in search engine optimization traffic as a result of algorithm changes, the recovery period in organic traffic may span multiple quarters or years. If digital platforms change or penalize us with their algorithms, terms of service, display and featuring of search results, or if competition increases for advertisements, we may be unable to cost-effectively attract customers.

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

We base our current and future expense levels on our operating forecasts and estimates of future income. Income and results of operations are difficult to forecast because they generally depend on the volume, timing and value of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be certain that the same growth rates, trends and other key performance metrics are meaningful predictors of future growth.  Additionally, our business is affected by general economic and business conditions around the world. A softening in income, whether caused by changes in customer preferences or a weakening in global economies, may result in decreased net revenue levels, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our net income/(loss) after tax in a given quarter to be higher or lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our future share based payments, which includes the expected volatility of our share price and the expected life of share awards granted. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected or our net loss in a given quarter may be higher than expected.

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

If we fail to provide high-quality customer support or have significant changes to policies and/or services, third party or otherwise, it could have a material adverse effect on our business, financial condition, and results of operations.

Our ongoing customer support is important to the successful marketing and sale of our merchandise. Providing this support requires that our customer support personnel have fashion, retail, technical, and other knowledge and expertise, making it difficult for us to hire qualified personnel and scale our support operations. The demand on our customer support organization will increase as we expand our business and pursue new customers, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our customers quickly resolve issues and provide effective ongoing customer support, our ability to sell additional merchandise to existing and future customers could suffer and our reputation would be harmed. If we modify our customer service policies or services, this may result in customer dissatisfaction and our ability to expand our business may be impaired. If we are unable to hire and retain customer support personnel capable of consistently providing customer support at a high level, as demonstrated by their enthusiasm for our culture, understanding of our customers, and knowledge of the merchandise that we offer, our ability to expand our business may be impaired.

Our business is affected by seasonality, which could result in fluctuations in our results of operations.

We experience moderate fluctuations in aggregate sales volume during the year. Historically, our net revenue has typically been highest in our second fiscal quarter and lowest in our fourth fiscal quarter. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. In addition, our customers may change their order patterns and buying habits, including frequency of purchase and/or number of items per order. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.

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

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets.

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

Our future success will depend in large part upon our ability to, among other things:

●	cost-effectively acquire new customers and engage with and retain existing customers;
●	adequately and effectively staff our distribution facilities;
●	manage our inventory effectively;
●	anticipate and respond to macroeconomic changes;
●	increase our market share;
●	increase consumer awareness of our brand and maintain our reputation;
●	successfully expand our offering and geographic reach;
●	offer an assortment of merchandise that is attractive to our customers;
●	compete effectively;

●	avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;
●	overcome a global health emergency, an epidemic, or pandemic such as a resurgence of COVID-19 and the post-COVID-19 pandemic environment;
●	effectively manage our growth;
●	hire, integrate, and retain talented people at all levels of our organization;
●	maintain the quality of our technology infrastructure;
●	expand internationally;
●	develop new features to enhance the customer experience on our sites; and
●	add new suppliers and deepen our relationships with existing suppliers.

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

As we expand, our operations will become more complex. We have grown rapidly, with our net revenue increasing from $133 million in 2016 to $355 million in 2023, with variability in the years between primarily attributed to the impact of the COVID-19 pandemic and the ensuing pent-up demand period followed by a period of macroeconomic pressures and more muted consumer spending.  We expect our future growth to bring new challenges. Among other difficulties that we may encounter, this growth may place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, merchandising, and operations personnel. We may also place increased demands on our suppliers, to the extent we increase the size of our merchandise orders. The increased demands that our growth plans may place on our infrastructure may cause us to operate our business less efficiently or effectively, which could cause a deterioration in the performance of our business. New order delivery times could lengthen as a result of the strains that growth may place on our existing resources, and our growth may make it otherwise difficult for us to respond quickly to changing trends, customer preferences and other factors. This could impair our ability to continue to offer on-trend merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our growth may place increased demands on our existing operational, managerial, administrative, and other resources. Specifically, our inventory management systems, personnel and processes will need to continue to evolve to keep pace with our growth strategy. We cannot anticipate all of the demands that our expanding operations will impose on our business, and our failure to appropriately address these demands could have an adverse effect on business, financial condition, and results of operations.

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

We operate in the highly competitive retail apparel industry. We compete on the basis of a combination of factors, including our quality, concept, price, breadth, and style of merchandise, as well as our online experience and level of customer service, our brand image, and our ability to anticipate, identify and respond to new and changing fashion trends and customer demands. While we believe that we compete primarily with national and international apparel retailers and e-commerce businesses that specialize in women’s apparel, footwear, and accessories, we also face competition from national and regional department stores, specialty retailers, fast-fashion retailers, value retailers, and mass merchants. In addition, our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition, and results of operations.

We also compete with a wide variety of large and small retailers and e-commerce businesses for customers, suppliers, influencers and personnel. The competitive landscape we face, particularly among apparel retailers, is subject to rapid change as new competitors emerge and existing competitors change their offerings. We cannot assure investors that we will be able to continue to compete successfully and navigate the shifts in the competitive landscape in our markets.

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

Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending. Customer purchases of discretionary retail items and specialty retail products, which include our apparel, footwear, and accessories, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of customer credit, inflation, high interest rates, high tax rates, high fuel prices, and customer confidence with respect to current and future economic conditions. Customer purchases may decline during recessionary periods or at other times when unemployment is higher, fuel prices are higher or disposable income is lower. During 2023, we experienced reductions in net revenue due to worse macroeconomic conditions where consumers generally lowered their spending levels. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise to customers who seek value. Customer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions.

Our sales may be particularly susceptible to economic and other conditions in certain regions, states or countries. Considerable uncertainty and volatility remains in the national and global economy, and any further or future slowdowns or disruptions in the economy could adversely affect online shopping traffic and customer discretionary spending and could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may not be able to maintain our recent rate of growth in net revenue if there is a decline in customer spending. In addition, we may not be able to grow net revenue if there is a continued decline in customer spending.

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

We have many important supplier relationships. We do not own or operate any manufacturing facilities. Instead, we purchase nearly all of our merchandise from third-party suppliers. During 2023, our top 11 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 9.1% of our purchases. During 2022, our top 11 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 9.1% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify if needed or to improve the quality, look, and fit of the item. We must also be able to quickly source merchandise and place orders in order to successfully execute our strategy of rapidly responding to evolving fashion trends. Merchandise may not be available to meet our fashion needs on a timely basis, at competitive prices, or at all. Due to the nature of our product strategy, we do not have long-term commitments with any of our suppliers, and we generally operate without any contractual assurances of continued supply, pricing, or access to new products. Our standard terms and conditions do not commit us or our suppliers to any particular quantities, which are established on a purchase order basis.

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

A majority of our inventory is produced by foreign manufacturers, including those based in China, which is either directly imported by domestic importers or imported by us from foreign suppliers. Our dependence on foreign supply sources is subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.

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

We allow our customers to return merchandise, subject to our return policy. If merchandise return economics become more costly, our business, financial condition, and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of merchandise returns. Supplier non-compliance can also result in increased returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in merchandise returns.

Risks Related to Our Technology Infrastructure

System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations.

External parties, such as experienced computer programmers and hackers, or even internal users (including both employees and non-employees with authorized access), may be able to penetrate or create systems disruptions or cause shutdowns of our networks, systems and applications or those of third-party companies with which we have contracted to provide services. We collect and use personal information about our employees, customers and others, and sometimes rely upon third-party service providers to maintain or process data on our behalf and to provide security for the information in their possession. Any real or perceived compromise of such information could deter customers from using our platform, subject us to governmental investigations and/or enforcement actions, fines and penalties, litigation, claims and other liabilities, and harm our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures, timeliness of applying updates to vulnerable systems or other factors within or beyond our control. Such failures or breaches in our information systems could also result in the disclosure, misappropriation or misuse of or unauthorized access to our confidential, proprietary, or personal information, disruption of our operations or damage to our networks and systems. An increasing number of websites, including several large internet companies, have recently disclosed breaches of their security, some of which have involved increasingly sophisticated and highly targeted attacks on portions of their sites. For example, online businesses have been targeted with attacks aimed at compromising the security of payment card information submitted by customers for online purchases, including by injecting malicious code or scripts on website pages or by gaining unauthorized access to payment systems. As an online retailer, we may be targeted with similar attempts.

Although we take steps to protect our networks, systems, applications and data, we or our service providers may be unable to anticipate, defend against, or timely identify and respond to such activity, including but not limited to hacking, malware, viruses, social engineering (such as phishing or other scams), extortion, account takeover attacks, denial or degradation of service attacks, supply chain attacks, computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our data. For example, an unauthorized actor interfered with one of our payment processing systems during a five-day period in August 2016, and intermittently may have been able to intercept approximately 12,500 payment card numbers used for purchases by customers entering a new payment card on our website during that period. We remediated the incident and notified affected customers and state regulators of the incident in accordance with our response plan. In addition to remediating the issue, we have subsequently implemented various additional security measures to prevent and mitigate the attack vectors used to gain access to the www.lulus.com file system. When we notified potentially affected customers, we provided them with information on how to help detect and prevent abuse of their personal and credit card information. The incident did not appear to have any negative impact on customers’ purchasing confidence. In addition, sophisticated hardware and operating system software and applications that we buy or license from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution, or other critical functions and have a material adverse effect on our business, financial condition and results of operations.

In addition, many governments have enacted laws or regulations that require companies to notify individuals about certain types of security incidents or breaches, and any such disclosures may lead to negative publicity and may deter customers from shopping with us. It is also possible that security breaches affecting our competitors or others in our industry could also result in negative publicity that indirectly harms our reputation. Increasing public, industry, and governmental focus on privacy and data security may continue to lead to additional guidance or legislative and regulatory action, and the increased emphasis on privacy may lead customers to request that we take additional measures to enhance security or restrict the manner in which we collect and use customer information to gather insights into customer behavior and craft our marketing programs. As a result, we may have to modify our business systems and practices with the goal of further improving data security, which could result in reduced net revenue, increased expenditures and operating complexity. Any compromise of our security or security breach could result in a violation of applicable privacy and other laws, significant legal and financial exposure or damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, from time to time, our systems require modifications and updates, including by adding new hardware, software, and applications; maintaining, updating, or replacing legacy programs; and integrating new service providers, and adding enhanced or new functionality. Although we are actively selecting systems, open source software and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. The failure of our information systems, open source software and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby harm our profitability.

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

Our business relies heavily on email, SMS and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our business, financial condition, and results of operations.

Our business is highly dependent upon email, SMS and other messaging services for promoting our brand and platform. We send promotional email and SMS messages to inform customers of new products, shipping specials and other offers, and transactional emails to communicate updates to customer orders and returns. We believe these messages are an important part of our customer experience. If we are unable to successfully deliver emails, SMS or other messages to our subscribers, or if subscribers decline to open or read our messages, our net revenue and profitability would be materially adversely affected. Changes in how web, mail and carrier services block, organize and prioritize messaging may reduce the number of subscribers who receive or open our messages. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of email, SMS  or other messages could also adversely impact our business. From time to time, emails service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that could result in our inability to successfully deliver emails or other messages to customers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email, SMS and other messaging services to send communications to customers may also result in legal claims against us, which may cause us increased expense, and if successful might result in fines or orders with costly reporting and compliance obligations or might limit or prohibit our ability to send email SMS or other messages. We also rely on social media platforms to communicate with our customers and to encourage our customers to engage with our brand. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social media platforms or decline in the use of or engagement with social media platforms by consumers could materially adversely affect our business, financial condition, and results of operations.

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

The use of technology based on artificial intelligence presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, artificial intelligence (“AI") presents great promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of the Company and employees, could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

Risks Related to the Supply of Our Products

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing.

We currently source nearly all of the merchandise we offer from third-party suppliers, and as a result we may be subject to price fluctuations or demand disruptions. Our results of operations would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our results of operations. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the suppliers we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters could increase raw material costs, impacting pricing with certain of our suppliers, or cause shipping delays for certain of our merchandise. We may not be able to maintain the quality expectations of customers due to disruptions in the supply of the fabrics or raw materials used in the manufacture of our products. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Any delays, interruption, damage to, or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether and could adversely affect our results of operations.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers who source from manufacturers based primarily in China and, to a lesser extent, Brazil, the Dominican Republic, Guatemala, India, Italy, Korea, Mexico, Nicaragua, Spain, United States, Vietnam, El Salvador and Greece, to source and manufacture all of our products under our owned brand and third-party brands. We engage our third-party suppliers and manufacturers on a purchase order basis combined with customary terms and conditions and are not party to any long-term contracts containing purchase obligations. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other clients and the demands of those clients. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, we cannot assure that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.

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

We primarily use third-party suppliers and manufacturers based in China. This sourcing concentration increases our dependence of these suppliers and exposes us to the risks of doing business in China. We may have greater risks than our peers due to the concentration of our suppliers and manufacturers in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers increase significantly.

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

Laws and regulations relating to the liability of providers of online services for the activities of their marketers or their social media creators and the content of their marketers' listings are currently unsettled. It is unclear whether we could be subject to claims for defamation, negligence, copyright or trademark infringement, or claims based on other theories relating to the information we publish on our websites, or the information published across social media. These types of claims have been brought, sometimes successfully, against online services in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our marketers or our creators. Our potential liability for unlawful activities of our marketers or our creators or the content of our marketers' listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to reevaluate marketing efforts. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subject to such lawsuits, it may adversely affect our business.

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

In the United States, the federal government and various state governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about individuals or their devices. For example, in 2020, the CCPA came into force, and provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the CPRA, took effect on January 1, 2023 and significantly amends and expands the CCPA, which could result in further uncertainty and require us to incur additional costs and expenses in an effort to comply. As another example, some U.S. courts have interpreted certain two-party consent wiretap statutes, such as the California Invasion of Privacy Act (the “CIPA”), to require the collection of prior consent from consumers who engage in a dialogue with chatbots. If the scope of such laws or newly enacted legislation were interpreted to apply to our services, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform its intended functions.

In addition, Virginia enacted the Virginia Consumer Data Protection Act, (the “CDPA”), which became effective on January 1, 2023, Colorado enacted the Colorado Privacy Act, (the “CPA”), which takes effect on July 1, 2023, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which takes effect on December 31, 2023, and Connecticut enacted the Connecticut Data Privacy Act (“CTDPA”), which takes effect on July 1, 2023. The CPA, CDPA, CIPA, UCPA and CTDPA are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the GDPR in Europe, the UK General Data Protection Regulation (“UK GDPR”); the UK Data Protection Act 2018, FADP, the CCPA, CIPA, CPRA, CDPA, CPA, UCPA and CTDPA or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities. Other state regulators and the FTC with authority to enforce federal and state customer protection laws may also impose standards for the online collection, use and dissemination of data.

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

Although we have policies and procedures in place designed to promote compliance with laws and regulations, our employees, partners, or agents could take actions in contravention of our policies and procedures or violate applicable laws or regulations. As regulations continue to develop and regulatory oversight continues to focus on these areas, we cannot guarantee that our policies and procedures will ensure compliance at all times with all applicable laws or regulations. In the event our controls should fail, or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation, and damage to our reputation and the value of our brand.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which requires us to conduct due diligence on and disclose whether or not our products contain conflict minerals for the fiscal year ended December 31, 2023 and going forward. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Our Indebtedness

We have outstanding borrowings and we may incur additional indebtedness in the future, which may require us to use a portion of our cash flow to service debt and limit our financial and operating flexibility.

During November 2021, we entered into a Credit Agreement with Bank of America (the “2021 Credit Agreement”) to provide a revolving facility that provides for borrowings up to $50.0 million (the “2021 Revolving Facility”). During the term of the 2021 Credit Agreement, we may increase the aggregate amount of the 2021 Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the 2021 Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. During 2023, we borrowed $13.0 million under the 2021 Revolving Facility and repaid $30.0 million of the outstanding balance. As of December 31, 2023, we had $8.0 million outstanding under the 2021 Revolving Facility. The 2021 Revolving Facility matures on November 15, 2024 and borrowings thereunder will accrue interest. Further, the 2021 Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. We believe that our cash on hand and cash provided by operations in conjunction with certain cash conservation measures to be taken as necessary, including adjustments to marketing and other variable and capital spend, will enable us to meet our obligations as they become due within one year.  However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to fund other working capital needs.

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

As of the date of this Annual Report on Form 10-K, our executive officers, directors, and principal stockholders own, in the aggregate, approximately 82% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation, and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our officers, directors, and principal stockholders and could have an adverse effect on the price of our common stock.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our Board of Directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
●	subject to certain exceptions, including that entities affiliated with H.I.G Capital, LLC (“H.I.G.”), Institutional Venture Partners (“IVP”) and the Canada Pension Plan Investment Board (“CPPIB”) hold at least 50% of our common stock, require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders can be called only by a majority of our Board of Directors, the Chair of our Board of Directors or our Chief Executive Officer;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;
●	establish that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;
●	prohibit cumulative voting in the election of directors; and
●	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum.

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

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. The market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock is likely to be volatile and subject to significant price fluctuations, as observed in 2023, in response to many factors, including:

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

In addition to our senior management and the Board of Directors, we have other employees in positions responsible for our merchandising, marketing, software development, accounting, finance, information technology, and operations departments, that, if vacant, could cause a temporary disruption in our operations until such positions are filled, which could have a material adverse effect on our business, financial condition, and results of operations. Our success depends in part upon our ability to attract, motivate, and retain a sufficient number of employees who understand our business, customers, brand and corporate culture. Our planned growth will require us to hire and train even more personnel to manage such growth. If we are unable to hire and retain personnel capable of consistently performing at a high level, our ability to expand our business may be impaired.

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

Our principal office and one of our distribution facilities are located in Chico, California, an area which has a history of wildfires, and are thus vulnerable to damage. We also operate offices in other cities and states and have a second distribution facility in Southern California and a third distribution facility in Pennsylvania. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and distribution facilities or the operations of one or more of our third-party providers or suppliers. For example, in the fall of 2018 there was a wildfire near Chico, California. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to customers from or to the impacted region, our suppliers’ ability to ship merchandise or our ability to operate our platform. In addition, these types of events could negatively impact customer spending in the impacted regions. Sales of certain seasonal apparel items are dependent in part on the weather and may decline when weather conditions do not favor the use of this apparel. To the extent any of these events occur, our business and results of operations could be adversely affected.

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

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected and required in certain circumstances.  If our ESG practices and reporting do not meet investor, customer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted.

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

If we fail, or are perceived to be failing, to meet the objectives, goals or standards included in any sustainability disclosure or the expectations of our various stakeholders or if we are perceived to have not responded appropriately, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s and California’s recently proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

We are an emerging growth company and smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company as defined in the JOBS Act and a smaller reporting company as defined in the rules under the Exchange Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised financial accounting standards under the JOBS Act as an emerging growth company.

For as long as we continue to be an emerging growth company and/or a smaller reporting company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the report of independent registered public accounting firm, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation, and a decrease in the trading price of our common stock.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the rules under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We will remain a smaller reporting company until our outstanding common stock held by nonaffiliates has a value of $250 million or more at the end of a second fiscal quarter.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have a cross-departmental approach to addressing cybersecurity risk, including input from our Board of Directors (the “Board”), Board committees, employees and third-party experts. The Board, Audit Committee, Technology and Innovation Committee and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our information technology (“IT”) team reviews cybersecurity risks periodically, and we have a set of Company-wide policies and procedures concerning cybersecurity matters, including policies related to encryption standards, remote access, multi factor authentication, confidential information, the use of the internet, social media, email and wireless devices and incident response. These policies go through an internal review process by members of management and appropriate Board committees, as applicable.

The Company’s President and Chief Information Officer, who has over a decade of experience leading information and cyber security oversight, is responsible for developing and implementing our information security program, overseeing our IT team and reporting on cybersecurity matters to the Technology and Innovation Committee. We view cybersecurity as a shared responsibility, and we consult with third-party resources and advisors as needed on information security maturity assessments, penetration testing, dark web reviews, best practices to address new challenges, and, when applicable, digital forensics. All employees are required to complete annual information security trainings and have access to more frequent online information security trainings.

We continue to prioritize our investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting capabilities and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. Further, we conduct periodic external penetration tests, bug bounty hackathons and maturity assessments to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors and intellectual property. In addition to assessing our own cybersecurity preparedness, the Audit Committee and the IT security team also consider and evaluate cybersecurity risks associated with use of third-party service providers.

We recently created a new Technology and Innovation Committee of our Board to oversee jointly, alongside the Audit Committee, matters of technology, innovation, cybersecurity and information security. The Technology and Innovation Committee also provides advice and guidance to management on these matters.  The Technology and Innovation Committee, Audit Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Technology and Innovation Committee receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats. The Audit Committee oversees cybersecurity disclosures and receives periodic reports from management and the Technology and Innovation Committee. Further, the Technology and Innovation Committee and Audit Committee periodically discuss the Company’s actions to identify and detect threats, as well as its cybersecurity strategic roadmap.

In the fiscal year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Risks Related to Our Technology Infrastructure” in Item 1A-Risk Factors.

Item 2. Properties

We do not own any real property. Our corporate headquarters are located in a leased facility in Chico, California. We also operate a leased facility primarily used for office and studio space in Los Angeles, California, and we also lease retail spaces in Chico, California and Los Angeles, California.  We operate three leased distribution facilities: a facility (which includes office space) located in Chico, California; a facility located in Easton, Pennsylvania; and a facility located in Ontario, California. Our creative buying and inventory planning offices and our creative studio are located in Los Angeles, California in a leased facility.

See Note 6, Leases, of the accompanying notes to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information on our leases.

		Square Footage
Location	Type	(approximate)
Chico, California	Retail space	5,600
Los Angeles, California	Retail space	6,400
Chico, California	Corporate headquarters	7,600
Los Angeles, California	Office and studio space	26,800
Chico, California	Distribution facility and office space	100,000
Ontario, California	Distribution facility	140,400
Easton, Pennsylvania	Distribution facility	258,200

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

Holders of Record

As of March 1, 2024, there were 183 holders of record of our common stock.

Dividends

We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. Our future ability to pay cash dividends on our capital stock is limited by the terms of our 2021 Revolving Facility and may be limited by any future debt instruments or preferred securities.

Performance Graph

The following graph and table compare the performance of (1) an investment in our common stock over the period of November 11, 2021 through December 31, 2023, beginning with an investment at the $13.06 closing market price on November 11, 2021, the end of the first day our common stock traded on the Nasdaq following our initial public offering at $16.00 per share, and thereafter based on the closing price of our common stock on the Nasdaq, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on November 11, 2021 and thereafter based on the closing price of the index.  The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	November 11,	January 2,	January 1,	December 31,
Company/Index	2021	2022	2023	2023
Lulu's Fashion Lounge Holdings, Inc.	$100.00	$78.33	$19.22	$14.24
S&P 500 Index	$100.00	$102.51	$82.58	$102.59
S&P Retail Select Industry Index	$100.00	$89.54	$60.37	$72.20

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, “Item 1A. Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. Discussion of the year-to-year comparisons between 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Overview

Lulus is a customer-driven, primarily online, digitally-native, attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at attainable prices for all of life’s fashionable moments. Our aim is to make every woman feel beautiful, celebrated and as if she’s the most special version of herself for every occasion – from work desk to dream date or cozied up on the couch to the spotlight of her wedding day. Lulus primarily serves a large, diverse community of Millennial and Gen Z women, who typically meet us in their 20s and stay with us through their 30s and beyond. We focus relentlessly on giving our customers what they want by using direct consumer feedback and insights to refine product offerings and elevate the customer experience. Lulus’ world class personal stylists, bridal concierge, and customer care team share an unwavering commitment to elevating style and quality and bring exceptional customer service and personalized shopping to customers around the world.

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

Impact of the COVID-19 Pandemic

Our business has largely recovered from the significant impacts stemming from the COVID-19 pandemic that reduced demand for our product and disrupted the supply chain during 2020 and 2021.  For additional discussion of risks related to the COVID-19 pandemic see “Risk Factors—Risks Related to our Business— A global health emergency or epidemics or pandemics like resurgence of COVID-19 and post COVID-19 pandemic environment could have a material adverse effect on our business, and it remains uncertain how they will impact our supply chain and consumer demand for our products.”

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, as well as world events, such as the war in Israel and Russia’s war against Ukraine, and overall consumer confidence with respect to current and future economic conditions have impacted our sales in fiscal 2023 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During fiscal 2023, we responded to these factors, as needed, by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors may continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, we had total cash and cash equivalents of $2.5 million and amounts due under the revolving line of credit of $8.0 million.

In November 2021 we entered into a Credit Agreement (the “2021 Credit Agreement”) to provide a Revolving Facility (the “2021 Revolving Facility”) that provides for borrowings up to $50.0 million. The 2021 Credit Agreement contains various financial covenants and matures on November 15, 2024 as described in Note 5, Debt.

We are evaluating sources of debt financing. However, we believe the cash on hand and cash provided by operations in conjunction with certain cash conservation measures to be taken as necessary, including adjustments to marketing and other variable and capital spend, will enable us to meet our obligations as they become due within one year. The consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

 Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented (in thousands, except for percentages and Average Order Value).

	2023	2022	2021

Gross Margin	41.7%	43.5%	47.1%
Net income (loss)	$(19,334)	$3,725	$2,045
Adjusted EBITDA (1)	$3,231	$29,096	$41,406
Adjusted EBITDA margin (1)	0.9%	6.6%	11.0%
Active Customers	2,830	3,223	2,760
Average Order Value	$133	$131	$120
(1)	For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

To supplement our audited consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA”, “Adjusted EBITDA margin” (collectively referred to as “Adjusted EBITDA”) and “Free Cash Flow” which are non-GAAP financial measures. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements;
●	free cash flow does not represent the total residual cash flow available for discretionary purposes; and
●	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, management fees, transaction fees, and equity-based compensation. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-

day operations. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA margin:

	2023	2022	2021

	(in thousands)
Net income (loss)	$(19,334)	$3,725	$2,045
Depreciation and amortization	4,819	4,134	2,828
Interest expense	1,728	1,103	12,774
Loss on extinguishment of debt	—	—	1,392
Income tax provision (benefit)	(1,676)	4,047	6,212
Management fees (1)	—	—	534
Transaction fees (2)	—	—	476
Equity-based compensation expense (3)	17,694	16,087	13,664
Equity-based compensation expense related to redeemable preferred stock issuance (4)	—	—	1,481
Adjusted EBITDA	$3,231	$29,096	$41,406
Net income (loss) margin	(5.4)%	0.8%	0.5%
Adjusted EBITDA margin	0.9%	6.6%	11.0%

(1)	Represents management fees and expenses paid pursuant to the professional services agreement with H.I.G. and IVP for consulting and other services. All outstanding management fees were settled and the management agreement was terminated at the time our IPO in 2021.
(2)	Represents costs related primarily to marketing and presentations for the investment community, as well as travel and other miscellaneous costs incurred as a result of our IPO.
(3)	2023 includes equity-based compensation expense for performance stock units (“PSUs”) and restricted stock units (“RSUs”) granted during the period, accelerated expense associated with the voluntary forfeiture of stock options, and equity-based awards granted in prior periods. 2022 includes equity-based compensation expense for RSU awards granted during the period, as well as equity-based awards granted in prior periods. 2021 includes equity-based compensation expense related to modifications and vesting of Class P unit awards, as well as stock options and special compensation awards granted during the period.
(4)	Represents the excess of fair value over the consideration paid for Series B Preferred Stock that was issued to an employee, H.I.G., and IVP in June 2020. In addition, represents the excess of fair value over the consideration paid for Series B-1 Preferred Stock that was issued to certain employees in March 2021.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment.  We believe free cash flow is an important metric because it represents a measure of how much cash from operations we have available for discretionary and non-discretionary items after the deduction of capital expenditures.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the periods presented is as follows:

	2023	2022	2021
Net cash provided by operating activities	$15,421	$6,199	$26,896
Capitalized software development costs	(2,055)	(2,500)	(1,522)
Purchases of property and equipment	(1,880)	(2,511)	(1,447)
Free Cash Flow	$11,486	$1,188	$23,927

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. During the trailing twelve months ended December 31, 2023, we served 2.8 million Active Customers compared to 3.2 million for the trailing 12 months ended January 1, 2023.

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

Cost of Revenue and Gross Profit

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

Interest expense

Interest expense consists of interest expense related to the 2021 Revolving Facility.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to non-deductible equity-based compensation expenses, non-deductible officer compensation, and state taxes. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, and the interaction of various tax strategies.

Our Results of Operations

The following tables set forth our consolidated results of operations for the years presented and as a percentage of net revenue:

	Percentage Change
	2023	2022	2023 VS 2022	2021

	(in thousands)
Net revenue	$355,175	$439,652	(19)%	$375,625
Cost of revenue	206,949	248,206	(17)	198,893
Gross profit	148,226	191,446	(23)	176,732
Selling and marketing expenses	76,312	83,559	(9)	66,684
General and administrative expenses	92,129	99,148	(7)	87,710
Income (loss) from operations	(20,215)	8,739	NM	22,338
Interest expense	(1,728)	(1,103)	57	(12,774)
Loss on extinguishment of debt	—	—	—	(1,392)
Other income, net	933	136	586	85
Income (loss) before income taxes	(21,010)	7,772	NM	8,257
Income tax provision (benefit)	(1,676)	4,047	NM	6,212
Net income (loss)	$(19,334)	$3,725	NM %	$2,045

NM – not meaningful

	2023	2022	2021
Net revenue	100%	100%	100%
Cost of revenue	58	56	53
Gross profit	42	44	47
Selling and marketing expenses	22	19	18
General and administrative expenses	26	23	23
Income (loss) from operations	(6)	2	6
Interest expense	—	—	(3)
Other income, net	—	—	—
Income (loss) before income taxes	(6)	2	3
Income tax provision (benefit)	—	1	2
Net income (loss)	(6)%	1%	1%

Comparisons for the Fiscal Years Ended December 31, 2023 and January 1, 2023

Net Revenue

Net revenue decreased in 2023 by $84.5 million, or 19%, compared to 2022. The decrease in revenue was primarily due to a decline of 18% in Total Orders Placed along with higher return rates partly offset by higher AOV compared to 2022.

Cost of Revenue

Cost of revenue decreased in 2023 by $41.3 million, or 17% compared to 2022, which was primarily driven by the impact of lower revenue.

Gross Profit

Gross profit decreased in 2023 by $43.2 million or 23% compared to 2022 which was primarily driven by the impact of the lower volume of sales, along with a lower Gross Margin due to higher markdowns and discounts.

Selling and Marketing Expenses

Selling and marketing expenses decreased in 2023 by $7.2 million, or 9% compared to 2022 due to lower performance marketing costs of $6.0 million as well as lower merchant processing fees of $1.6 million, due to the lower volume of sales. This was partially offset by $0.4 million higher brand marketing spend through 2023 as we invested more in brand awareness.

General and Administrative Expenses

General and administrative expenses decreased in 2023 by $7.0 million, or 7%, compared to 2022. The decrease was primarily due to a $6.9 million decrease in variable labor costs and benefits costs primarily associated with lower sales volume and operational efficiencies, as well as a $2.2 million decrease attributed to lower D&O insurance premiums, professional service fees, recruiting and travel costs, as well as a $0.5 million decrease in supplies expense mainly driven by lower sales.  These decreases were partially offset by higher equity-based compensation expense of $1.6 million related to equity-based awards issued in 2023 and a $1.0 million increase in capitalized software amortization, facility related costs, non-income related state taxes and board fees.

Interest Expense

Interest expense increased in 2023 by $0.6 million, or 57%, compared to 2022. The increase is attributable to higher interest rates partially offset by lower average borrowings driving increased interest expense and unused fees related to the 2021 Revolving Facility.

Income Tax Provision (Benefit)

Our income tax provision (benefit) in 2023 decreased by $5.7 million to a benefit of $1.7 million, compared to a provision of $4.0 million in 2022. The decrease was primarily due to reduction in our income (loss) before provision (benefit) for income taxes from $7.8 million income in 2022 to a $21.0 million loss in 2023, and a decrease in non-deductible officer compensation, partially offset by an increase in non-deductible equity-based compensation expenses.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. In 2023, consistent with most years, our net revenue was the highest during the second quarter due to the typically higher demand for event dresses in the spring and summer.  Net revenue was the lowest during the fourth quarter given we are not a holiday gifting destination and event dress demand is typically lower during that time of year.   The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter.  We believe that this seasonality has affected and will continue to affect our results of operations. We recognized 26%, 30%, 23% and 21% of our annual net revenue during the first, second, third and fourth quarters of 2023, respectively.

Our quarterly gross profit fluctuates primarily based on how we manage our inventory and merchandise mix and has typically been in line with fluctuations in net revenue. When quarterly gross profit fluctuations have deviated relative to the fluctuations in sales, these situations have been driven by non-recurring, external factors, such as the COVID-19 pandemic.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities and borrowings under our 2021 Revolving Facility. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with distribution, network expansion and capitalized software and debt service requirements.  Our corporate banking relationship is with Bank of America.

Credit Facilities

During November 2021, we entered into the 2021 Credit Agreement with Bank of America to provide a revolving facility that provides for borrowings up to $50.0 million. During the term of the 2021 Credit Agreement, we may increase the aggregate amount of the 2021 Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the 2021 Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the 2021 Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). For information on Credit Facilities, see Note 5, Debt. During 2023, we borrowed $13.0 million under the 2021 Revolving Facility and repaid $30.0 million of the outstanding balance. As of December 31, 2023, we had $8.0 million outstanding under the 2021 Revolving Facility and had utilized $0.3 million under the Letter of Credit. As of December 31, 2023, we had $41.7 million available for borrowing under the 2021 Revolving Facility and $7.2 million available to issue letters of credit.

The 2021 Revolving Facility matures on November 15, 2024, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term SOFR rate, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The 2021 Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. A commitment fee of 37.5 basis points will be assessed on unused commitments under the 2021 Revolving Facility.

Availability and Use of Cash

As of December 31, 2023, we had cash and cash equivalents of $2.5 million and no restricted cash. We believe that our cash on hand and cash provided by operations in conjunction with certain cash conservation measures to be taken as necessary, including adjustments to marketing and other variable and capital spend, will enable us to meet our obligations as they become due within one year from the date of this Annual Report on Form 10-K.  However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Part I, “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	2023	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$15,421	$6,199	$26,896
Investing activities	(4,003)	(5,123)	(3,394)
Financing activities	(19,131)	(2,765)	(27,653)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,713)	$(1,689)	$(4,151)

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During 2023, net cash provided by operating activities increased by $9.2 million, as compared to 2022.  The increase was largely due to a $28.7 million reduction in inventory purchases in line with lower sales and a decrease of $7.1 million in income taxes receivable due to the combination of an income tax refund received and utilization of prior year overpayments.  There was also an increase of $2.4 million in accounts payable primarily related to the timing of payments related to our credit card payables, and an increase of $0.9 million in assets for recovery mainly due to lower sales.  This was partially offset by a decrease of $24.5 million in net income (loss) after adjusting for non-cash items, $2.5 million timing-related increase in prepaids and other current assets, $1.4 million decrease related to lower accounts receivable collections driven by lower sales, $0.8 million decrease related to accrued expenses and other current liabilities mainly due to an increase in stored value liabilities due to lower redemption rates and issuance activity driven by lower sales, offset by a decrease in the return reserve as a result of lower sales, and a $0.7 million decrease related to operating lease liabilities.

Investing Activities

Our primary investing activities have consisted of purchases of equipment to support our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations. We have no material commitments for capital expenditures.

During 2023, as compared to 2022, net cash used in investing activities decreased by $1.1 million. This was attributable to $0.5 million less invested in capitalized software development costs and $0.6 million lower capital expenditures for leasehold improvements, construction in progress, and purchases of computer hardware and equipment for our general operations.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our 2021 Revolving Facility.

In 2023, net cash used in financing activities increased by $16.4 million compared to 2022. The increase was primarily due to $17.0 million lower borrowings on our 2021 Revolving facility, $0.5 million increase in withholding tax payments related to vesting of RSUs, and a $0.2 million increase of finance lease payments primarily attributed to new finance leases for distribution center equipment  which was offset by the impact of the$0.8 million in payment of offering costs related to the IPO in 2021, and $0.5 million of proceeds received in 2023 from issuance of common stock under our employee stock purchase plan (“ESPP”).

Contractual Obligations and Other Commitments

Our most significant contractual obligations relate to our 2017 Revolving Facility, 2021 Revolving Facility and operating lease obligations on our distribution facilities and corporate offices.  For information on our revolving facilities, see Note 5, Debt, and for information on our contractual obligations for operating leases, see Note 6, Leases, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition

While our revenue recognition does not involve significant judgment, it represents an important accounting policy. We generate revenue from the sale of merchandise products sold directly to end customers. We recognize revenue when the product is transferred to the customer, which is generally upon shipment. We estimate a reserve of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. Our refund for sales returns is included in returns reserve and asset for recovery on the consolidated balance sheets and represents the expected value of the refund that will be due to our customers.

Leases

On January 3, 2022, we adopted ASC 842. We elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to January 3, 2022, and allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. We also elected the practical expedient to combine lease and non-lease components. We determine if an arrangement contains a lease at inception based on whether we have the right to control the asset during the contract period and other facts and circumstances.

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

Under an employment agreement entered into with Mr. McCreight in 2021 (the “McCreight IPO Employment Agreement”) and subject to ongoing employment, and in light of the closing of the IPO, Mr. McCreight received two bonuses to be settled in fully-vested shares of our common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. We initially concluded that the two bonuses were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification and $2.9 million was reclassified from accrued expenses and other current liabilities and other noncurrent liabilities to additional paid-in capital in 2021. Under a new employment agreement with Mr. McCreight (the “Executive Chairman Employment Agreement”) signed in November 2022, reflecting his new role as Executive Chairman, which became effective on the Effective Date, Mr. McCreight received one bonus equal to $2.0 million in March 2023 and will receive one bonus equal to $1.0 million in March 2024, which will be settled in RSUs that vest in 4 and 2 quarterly installments from March 2023 and March 2024, respectively, through December 2023 and June 2024, respectively. Under the Executive Chairman Employment Agreement, entered into in November 2022, Mr. McCreight was entitled to receive a grant of RSUs equivalent to $2.0 million.  We initially concluded that the award was subject to the guidance within ASC 718 and was liability-classified upon issuance. On March 17, 2023, the number of RSUs associated with the award became determinable, and the award became equity-classified as it no longer met the criteria for liability classification. Mr. McCreight’s 836,820 RSUs were granted in two parts, with 613,116 RSUs granted on March 17, 2023 and 223,704 RSUs granted on April 30, 2023, the combination of which vest in equal, quarterly installments on the date immediately following the last day of each calendar quarter, starting April 1, 2023, and are subject to continued service requirements. On March 5, 2023, Mr. McCreight received a grant of 25,873 RSUs pursuant to the McCreight IPO Employment Agreement. These RSUs vest in 12 equal installments from April 30, 2023 through March 31, 2024, and are subject to continued service requirements.

During the thirteen weeks ended April 2, 2023, we entered into employment agreements with Crystal Landsem, the Chief Executive Officer, (the “CEO Employment Agreement”) and Tiffany Smith, the Chief Financial Officer, (the “CFO Employment Agreement”), under which 1,811,572 and 161,088 RSUs were granted, respectively.  Under the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,572 RSUs, which vest in quarterly installments beginning on June 30, 2023 through December 31, 2026 and are subject to continued service requirements. Under the CEO Employment Agreement, Ms. Landsem also received a grant of 1,811,571 PSUs on March 5, 2023 which vest in three equal annual installments of 603,857 subject to the achievement of trailing ten day volume-weighted average price targets of our common stock and her continued employment on the vesting dates. Under the CFO Employment Agreement, Ms. Smith received 161,088 RSUs, granted in two parts, with 118,025 and 43,063 RSUs granted on March 17, 2023 and April 30, 2023, respectively, which in combination will vest in three equal installments on March 8, 2024, March 7, 2025 and March 6, 2026, and are subject to continued service requirements.

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

Income Taxes

We compute our provision for income taxes using the asset and liability method, under which Deferred Tax Assets (“DTA”) and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors.

As of December 31, 2023, we had approximately $3.8 million in net DTAs. These DTAs include approximately $0.6 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Some of these net operating loss carryforwards will expire if they are not used within certain periods. At this time, based on evidence currently available, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the DTAs; however, failure to generate sufficient taxable income could result in some or all DTAs not being utilized in the future. If we are unable to generate sufficient future taxable income, a valuation allowance to reduce our DTAs may be required which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial conditions.

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

Interest Rate Sensitivity

Cash and cash equivalents are held primarily in money market funds and cash deposits. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings incurred pursuant to our 2021 Revolving Facility accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

Foreign Currency Risk

All of our sales and operating expenses are denominated in U.S. dollars, and therefore, our income/(loss) before income taxes is not currently subject to foreign currency risk.

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

Item 8. Financial Statements and Supplementary Data.

LULU’S FASHION LOUNGE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	69

Financial Statements:

Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023	70

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	71

Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	72

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022	73

Notes to Consolidated Financial Statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lulu’s Fashion Lounge Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lulu’s Fashion Lounge Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations and comprehensive income (loss), redeemable preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 6, 2024

We have served as the Company's auditor since 2017.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	January 1,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$2,506	$10,219
Accounts receivable	3,542	3,908
Inventory, net	35,472	43,186
Assets for recovery	3,111	3,890
Income tax refund receivable	2,510	4,078
Prepaids and other current assets	5,379	3,738
Total current assets	52,520	69,019
Property and equipment, net	4,712	4,391
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	3,263	3,090
Lease right-of-use assets	29,516	32,514
Other noncurrent assets	5,495	4,251
Total assets	$149,445	$167,204

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,900	$5,320
Accrued expenses and other current liabilities	18,343	17,976
Returns reserve	7,854	9,066
Stored-value card liability	13,142	10,828
Revolving line of credit	8,000	—
Lease liabilities, current	5,648	4,456
Total current liabilities	61,887	47,646
Revolving line of credit, noncurrent	—	25,000
Lease liabilities, noncurrent	25,427	29,042
Other noncurrent liabilities	1,179	623
Total liabilities	88,493	102,311
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 40,618,206 and 39,259,328 shares issued and outstanding as of December 31, 2023 and January 1, 2023, respectively	41	39
Additional paid-in capital	254,116	238,725
Accumulated deficit	(193,205)	(173,871)
Total stockholders' equity	60,952	64,893
Total liabilities and stockholders' equity	$149,445	$167,204

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2023	2023	2022
	(52 weeks)	(52 weeks)	(52 weeks)
Net revenue	$355,175	$439,652	$375,625
Cost of revenue	206,949	248,206	198,893
Gross profit	148,226	191,446	176,732
Selling and marketing expenses	76,312	83,559	66,684
General and administrative expenses	92,129	99,148	87,710
Income (loss) from operations	(20,215)	8,739	22,338
Interest expense	(1,728)	(1,103)	(12,774)
Loss on extinguishment of debt	—	—	(1,392)
Other income, net	933	136	85
Income (loss) before provision (benefit) for income taxes	(21,010)	7,772	8,257
Income tax provision (benefit)	(1,676)	4,047	6,212
Net income (loss) and comprehensive income (loss)	(19,334)	3,725	2,045
Deemed dividend to preferred stockholders	—	—	(122,962)
Stock dividend issued to LP	—	—	(3,451)
Deemed contribution from redemption of redeemable preferred stock	—	—	1,420
Net income (loss) attributable to common stockholders	$(19,334)	$3,725	$(122,948)

Basic earnings (loss) per share	$(0.48)	$0.10	$(6.08)
Diluted earnings (loss) per share	$(0.48)	$0.10	$(6.08)
Basic weighted-average shares outstanding	39,879,121	38,583,854	20,229,675
Diluted weighted-average shares outstanding	39,879,121	38,853,393	20,229,675

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Redeemable Preferred Stock, Convertible Preferred Stock and Stockholders’

Equity (Deficit)

(in thousands, except share amounts)

							Additional		Total
	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 3, 2021	7,500,001	$16,412	3,129,634	$117,038	17,462,283	$18	$10,622	$(179,641)	$(169,001)
Series B-1 redeemable preferred stock issuance, net of issuance costs of $23	1,450,000	2,908	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering (IPO), net of underwriting discounts and commissions and issuance costs of $10,016	—	—	—	—	5,750,000	5	81,983	—	81,988
Deemed dividend to convertible preferred stockholders upon the IPO	—	—	—	122,962	—	—	(122,962)	—	(122,962)
Conversion of convertible preferred stock to common stock upon the IPO	—	—	(3,129,634)	(240,000)	15,000,000	15	239,985	—	240,000
Redemption of redeemable preferred stock upon the IPO	(8,950,001)	(19,320)	—	—	—	—	1,420	—	1,420
Stock dividend for issuance of common stock to LP upon the IPO	—	—	—	—	215,702	—	—	—	—
Reclassification of liability-classified CEO award to equity-classified award	—	—	—	—	—	—	2,887	—	2,887
Forfeiture of unvested restricted stock	—	—	—	—	(6,861)	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	8,145	—	8,145
Net income and comprehensive income	—	—	—	—	—	—	—	2,045	2,045
Balance as of January 2, 2022	—	—	—	—	38,421,124	38	222,080	(177,596)	44,522
Issuance of common stock for vesting of RSUs	—	—	—	—	791,064	1	(1)	—	—
Issuance of common stock for special compensation award	—	—	—	—	208,914	—	—	—	—
Shares withheld for withholding tax on RSUs	—	—	—	—	(139,081)	—	(1,200)	—	(1,200)
Offering costs related to IPO	—	—	—	—	—	—	(290)	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	—	—	—	—	2,648	—	2,648
Forfeited shares of restricted stock	—	—	—	—	(22,693)	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	15,488	—	15,488
Net income and comprehensive income	—	—	—	—	—	—	—	3,725	3,725
Balance as of January 1, 2023	—	—	—	—	39,259,328	39	238,725	(173,871)	64,893
Issuance of common stock for vesting of RSUs	—	—	—	—	1,932,500	2	—	—	2
Issuance of common stock for special compensation award	—	—	—	—	208,914	—	376	—	376
Issuance of common stock for employee stock purchase plan (ESPP)					100,277	—	487	—	487
Shares withheld for withholding tax on RSUs	—	—	—	—	(878,183)	—	(1,961)	—	(1,961)
Forfeited shares of restricted stock	—	—	—	—	(4,630)	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	16,489	—	16,489
Net (loss) and comprehensive (loss)	—	—	—	—	—	—	—	(19,334)	(19,334)
Balance as of December 31, 2023	—	$—	—	$—	40,618,206	$41	$254,116	$(193,205)	$60,952

The accompanying notes are an integral part of the consolidated financial statements

.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2023	2023	2022
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities
Net income (loss)	$(19,334)	$3,725	$2,045
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,819	4,134	2,828
Noncash lease expense	3,663	3,257	—
Loss on debt extinguishment	—	—	1,392
Amortization of debt discount and debt issuance costs	156	157	2,283
Interest expense capitalized to principal of long-term debt and revolving line of credit	—	—	2,074
Payment of interest capitalized to principal of long-term debt and revolving line of credit	—	—	(3,821)
Loss on disposal of property and equipment	19	18	9
Equity-based compensation expense	17,694	16,087	13,664
Equity-based compensation expense related to redeemable preferred stock issuance	—	—	1,481
Deferred income taxes	(2,539)	1,658	(1,663)
Changes in operating assets and liabilities:
Accounts receivable	366	1,740	(1,816)
Inventories	7,714	(21,010)	(5,281)
Assets for recovery	779	(136)	(2,650)
Income taxes (receivable) payable	2,752	(4,364)	2,094
Prepaid and other current assets	(1,803)	694	(2,721)
Accounts payable	3,580	1,148	(2,895)
Accrued expenses and other current liabilities	918	1,691	21,263
Operating lease liabilities	(3,317)	(2,608)	—
Other noncurrent liabilities	(46)	8	(1,390)
Net cash provided by operating activities	15,421	6,199	26,896
Cash Flows from Investing Activities
Capitalized software development costs	(2,055)	(2,500)	(1,522)
Purchases of property and equipment	(1,880)	(2,511)	(1,447)
Other	(68)	(112)	(425)
Net cash used in investing activities	(4,003)	(5,123)	(3,394)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	13,000	30,000	25,000
Repayments on revolving line of credit	(30,000)	(30,000)	(8,580)
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	487	—	—
Repayment of long-term debt	—	—	(109,608)
Payment of debt issuance costs	—	—	(514)
Issuance of common stock upon IPO, net of underwriting discounts and commissions and issuance costs	—	—	82,546
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	—	—	1,427
Redemption of redeemable preferred stock	—	—	(17,900)
Principal payments on finance lease obligations	(983)	(786)	—
Payment of offering costs related to the IPO	—	(832)	—
Withholding tax payments related to vesting of RSUs	(1,629)	(1,115)	—
Other	(6)	(32)	(24)
Net cash (used in) provided by financing activities	(19,131)	(2,765)	(27,653)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,713)	(1,689)	(4,151)
Cash, cash equivalents and restricted cash at beginning of period	10,219	11,908	16,059
Cash, cash equivalents and restricted cash at end of period	$2,506	$10,219	$11,908

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,506	$10,219	$11,402
Restricted cash	—	—	506
Total cash, cash equivalents and restricted cash at end of period	$2,506	$10,219	$11,908

			(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2023	2023	2022
	(52 weeks)	(52 weeks)	(52 weeks)
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$(1,947)	$6,436	$6,112
Interest	$1,632	$893	$8,555
Operating leases	$5,191	$4,706	$—
Finance leases	$1,111	$786	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$—	$28,018	$—
Addition of lease liabilities recorded upon adoption of ASC 842	$—	$28,599	$—
Right-of-use assets acquired under operating lease obligations	$1,053	$2,299	$—
Remeasurement of operating lease right-of-use assets for lease modification	$—	$1,616	$—
Assets acquired under finance lease obligations	$983	$4,750	$—
Prepaid rent reclassified to lease right-of-use assets	$—	$381	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$175	$259	$55
Deemed dividend to preferred stockholders	$—	$—	$(122,962)
Paid-in-kind interest added to principal balance of long-term debt and revolving line of credit	$—	$—	$2,074
Offering costs included in accrued expenses	$—	$—	$542
Deemed contribution from redemption of redeemable preferred stock	$—	$—	$1,420
Conversion of convertible preferred stock to common stock upon the IPO	$—	$—	$240,000
Reclassification of CEO special compensation award from a liability award to an equity award	$—	$—	$2,887
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

Lulus LLC was founded in 1996, starting as a vintage boutique in Chico, CA that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of Lulus LLC’s outstanding common stock in 2014. The Company, through Lulus LLC, is a customer-driven, digitally-native, attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at accessible prices for all of life’s fashionable moments based in Chico, CA.

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, as well as world events, such as the war in Israel and Russia’s war against Ukraine, and overall consumer confidence with respect to current and future economic conditions have impacted our sales in fiscal 2023 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During fiscal 2023, we responded to these factors, as needed, by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors may continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had total cash and cash equivalents of $2.5 million and amounts due under the revolving line of credit of $8.0 million.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

In November 2021 the Company entered into a Credit Agreement (the “2021 Credit Agreement”) to provide a Revolving Facility (the “2021 Revolving Facility”) that provides for borrowings up to $50.0 million. The 2021 Credit Agreement contains various financial covenants and matures on November 15, 2024 as described in Note 5, Debt.

The Company is evaluating sources of debt financing. However, the Company believes the cash on hand and cash provided by operations in conjunction with certain cash conservation measures to be taken as necessary, including adjustments to marketing and other variable and capital spend, will enable the Company to meet its obligations as they become due within one year. The consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal years ending December 31, 2023 (“2023”), ended January 1, 2023 (“2022) and ended January 2, 2022 (“2021”) consisted of 52-weeks.

The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of December 31, 2023, no single customer represented greater than 10%

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

of the Company’s accounts receivable balance. As of January 1, 2023, a single wholesale customer represented 15% of the Company’s accounts receivable balance. No single customer accounted for greater than 10% of the Company’s net revenue during 2023, 2022 and 2021.

Accounts Receivable

Accounts receivable consist primarily of receivables from credit card processing agencies and wholesale customers. Based on historical collections from these agencies and wholesale customers, no allowance for doubtful accounts was deemed necessary as of December 31, 2023 and January 1, 2023.

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

When testing goodwill for impairment, the Company first performs an assessment of qualitative factors (“Step 0 Test”). The qualitative assessment includes assessing the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. These events and circumstances include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. The Company also considers recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit. The Company performed the qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. As a result, there was no goodwill impairment during 2023, 2022 and 2021. There was no accumulated impairment of goodwill as of December 31, 2023, and January 1, 2023.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

When testing the tradename for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the tradename is less than its carrying amount, the Company tests the tradename for impairment at the asset level. The Company determines the fair value of the tradename and compares it to the carrying value. If the carrying value of the tradename exceeds the fair value, the Company recognizes an impairment loss in an amount equal to the excess. The Company performed the qualitative assessment of its tradename and determined that it is more likely than not that the fair value of the tradename exceeds the carrying value of the reporting unit. There were no additions to, disposals of, or impairments of the tradename during 2023, 2022 and 2021. There was no accumulated impairment of the tradename as of December 31, 2023, and January 1, 2023.

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a 3-year period. The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Costs related to design or maintenance are expensed as incurred. Intangible asset amortization expense was $1.9 million, $1.7 million and $1.6 million during 2023, 2022 and 2021, respectively.

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

Leases

The Company changed its method of accounting for leases as of January 3, 2022 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 842, Leases (“ASC 842”). Contracts that have been determined to convey the right to use an identified asset are evaluated for classification as an operating or finance lease. For the Company’s operating and finance leases, the Company records a lease liability based on the present value of the lease payments at lease inception. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate (“IBR”). The determination of the IBR requires judgment and is primarily based on publicly-available information for companies within similar industries and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement. The right-of-use asset is recorded based on the corresponding lease liability at lease inception, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred and any tenant incentives allowed for under the lease. The Company does not include optional renewal terms or early termination provisions unless the Company is reasonably certain such options would be exercised at the inception of the lease. Lease right-of-use assets, current portion of lease liabilities, and lease liabilities, net of current portion are included on the consolidated balance sheets.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Fixed lease expense for operating leases is recognized on a straight-line basis, unless the right-of-use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Fixed and variable lease expense on operating leases is recognized within operating expenses in the consolidated statements of operations and comprehensive income (loss). Finance lease expenses are recognized on a straight-line basis.  Fixed and variable expenses are captured within interest expense and depreciation expense, which has components within general and administrative expenses and cost of revenue.  The Company’s non-lease components are primarily related to maintenance, insurance and taxes, which varies based on future outcomes and is thus recognized in lease expense when incurred.

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during 2023, 2022 and 2021 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the significant changes in the contract liabilities balances during 2023, 2022 and 2021 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 3, 2021	$792	$4,973
Revenue recognized that was included in contract liability balance at the beginning of the period	(792)	(1,471)
Increase due to cash received, excluding amounts recognized as revenue during the period	145	3,738
Balance as of January 2, 2022	145	7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(3,282)
Increase due to cash received, excluding amounts recognized as revenue during the period	69	6,870
Balance as of January 1, 2023	69	10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(69)	(4,073)
Increase due to cash received, excluding amounts recognized as revenue during the period	50	6,387
Balance as of December 31, 2023	$50	$13,142

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of customer service, payment processing fees, advertising, targeted online performance marketing and search engine optimization costs. Selling and marketing expenses also include spend on brand marketing channels, including cash and free clothing compensation to influencers, events and other forms of online and offline marketing related to growing and retaining the customer base. Advertising costs included in selling and marketing expenses were $58.5 million, $64.4 million, and $53.6 million in 2023, 2022 and 2021, respectively.

Equity-Based Compensation

The Company grants stock-based awards to certain employees, officers, directors, and other nonemployee service providers. Equity-based compensation is measured at the grant date or modification date for all equity-based awards made to employees and nonemployees based on the estimated fair value of the awards. Equity-based compensation expense is

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which Deferred Tax Assets (“DTA”) and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The following table presents the calculation of basic and diluted weighted average shares used to compute net income (loss) per share attributable to common stockholders:

	2023	2022	2021
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – Basic	39,879,121	38,583,854	20,229,675
Dilutive securities:
Unvested restricted stock	-	55,127	-
Unvested RSUs	-	139,064	-
Special compensation awards	-	67,547	-
Employee Stock Purchase Plan	-	7,801	-
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – Diluted	39,879,121	38,853,393	20,229,675

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the fiscal years presented because including them would have been anti-dilutive (on an as-converted basis):

	2023	2022	2021
Stock options	161,397	322,793	322,793
Unvested restricted stock	23,379	78,303	381,612
Unvested RSUs	3,568,406	904,076	—
Performance stock units	1,811,571	—	—
Employee stock purchase plan shares	117,511	—	—
2023 Bonus Plan	196,477	—	—
CEO award share settlement	—	—	417,828
Total	5,878,741	1,305,172	1,122,233

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. The guidance is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 2, 2023, and it did not have a material impact on its consolidated financial statements or disclosure requirements.

Recently Issued Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the effects of this pronouncement on our consolidated financial statements and related disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating this pronouncement to determine its impact on our income tax disclosures.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, revolving line of credit and long-term debt. As of December 31, 2023 and January 1, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s 2021 Revolving Facility that provides for borrowings up to $50.0 million approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands) as of:

	Estimated Useful Lives	December 31,	January 1,
	in Years	2023	2023
Leasehold improvements	3 - 9	$4,314	$3,802
Equipment	3 - 7	3,053	2,659
Furniture and fixtures	3 - 7	2,151	1,880
Construction in progress		688	36
Total property and equipment		10,206	8,377
Less: accumulated depreciation and amortization		(5,494)	(3,986)
Property and equipment, net		$4,712	$4,391

Depreciation of property and equipment was $2.9 million, $2.4 million and $1.3 million for 2023, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands) as of:

	December 31,	January 1,
	2023	2023
Accrued compensation and benefits	$5,057	$6,751
Accrued marketing	5,002	3,206
Accrued inventory	4,151	3,411
Accrued freight	1,940	1,890
Other	2,193	2,718
Accrued expenses and other current liabilities	$18,343	$17,976

5.Debt

2021 Credit Agreement and Revolving Facility

During November 2021, the Company entered into the 2021 Credit Agreement with Bank of America to provide the 2021 Revolving Facility that provides for borrowings up to $50.0 million. During the term of the 2021 Credit Agreement, the Company can increase the aggregate amount of the 2021 Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the 2021 Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the 2021 Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). During 2023, the Company borrowed $13.0 million under the 2021 Revolving Facility and repaid $30.0 million of the outstanding balance. The 2021 Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of December 31, 2023, the Company had $0.3 million outstanding under the Letter of Credit. As of December 31, 2023, the Company had $41.7 million available for borrowing under the 2021 Revolving Facility and $7.2 million available to issue letters of credit.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

All borrowings under the 2021 Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the 2021 Revolving Facility, taking into account the sum of outstanding borrowings and letter of credit obligations. As of December 31, 2023, the interest rate for the 2021 Revolving Facility was 7.2%, and during 2023 and 2022, the weighted average interest rate for the 2021 Revolving Facility was 7.7% and 4.2%, respectively.

Amounts borrowed under the 2021 Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of December 31, 2023, management has determined that the Company was in compliance with all financial covenants.

2017 Term Loan

In August 2017, the Company entered into a term loan with a principal amount of $135.0 million (the “2017 Term Loan”) and a revolving credit facility of $10.0 million (the “2017 Revolving Facility”) with certain financial institutions for which Credit Suisse acted as an administrative agent (the “2017 Credit Facility”).

During November 2021, the Company utilized the proceeds from the IPO and the 2021 Revolving Facility to repay the $105.8 million of outstanding principal and $1.4 million of accrued interest related to the 2017 Term Loan. The 2017 Credit Facility was terminated on November 15, 2021 and no prepayment penalties were incurred. With the repayment of the Credit Facility, the Company recognized a loss on debt extinguishment of $1.4 million, comprised of the write-off of $2.3 million in unamortized debt issuance costs and debt discounts, net of forgiveness of accrued debt amendment fees of $0.9 million in accordance with the Fifth Amendment.

The effective interest rate on the Term Loan was 15.3% for 2021.

2017 Revolving Facility

Outstanding amounts under the 2017 Revolving Facility bore interest at variable rates with a minimum of 7.00%. The Company repaid $8.6 million outstanding under the 2017 Revolving Facility in March 2021, and the 2017 Revolving Facility was terminated on November 15, 2021. The effective interest rate for the 2017 Revolving Facility was 11.6% for 2021.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the consolidated statements of operations and comprehensive income (loss). Debt discounts and issuance costs are presented as a reduction of long-term debt with the exception of debt issuance costs related to the 2021 Revolving Facility, which are included in other non-current assets in the consolidated balance sheets. As of December 31, 2023, and January 1, 2023, unamortized debt issuance costs recorded within other non-current assets were $0.1 million and $0.3 million, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The Company is a lessee under various lease agreements. The determination of whether an arrangement contains a lease, and the lease classification is made at lease commencement (date upon which the Company takes possession of the asset). At lease commencement, the Company also measures and recognizes a right-of-use asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised. For the purposes of recognizing right-of-use assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient of not recognizing a right-of-use asset or lease liability for short-term leases, which are leases with a term of 12 months or less. The Company has multiple finance leases and operating leases that are combined and included in the lease right-of-use assets, lease liabilities, current, and lease liabilities, noncurrent on the Company’s consolidated balance sheets.

The Company primarily leases its distribution facilities and corporate offices under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. As of December 31, 2023, the Company had immaterial remaining obligations for the base rent related to the short-term leases.

The Company also leases equipment under finance lease agreements expiring on various dates through May 2028.

As of December 31, 2023, the future minimum lease payments for the Company’s operating and finance leases for each of the next five fiscal years, and thereafter, were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2024	$5,629	$1,777	$7,406
2025	6,263	1,504	7,767
2026	4,970	252	5,222
2027	5,138	74	5,212
2028	5,252	6	5,258
Thereafter	6,380	—	6,380
Total undiscounted lease payment	33,632	3,613	37,245
Present value adjustment	(6,020)	(150)	(6,170)
Total lease liabilities	27,612	3,463	31,075
Less: lease liabilities, current	(3,965)	(1,683)	(5,648)
Lease liabilities, noncurrent	$23,647	$1,780	$25,427

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

December 31, 2023
Finance lease cost
Amortization of ROU assets	$1,376
Interest on lease liabilities	128
Operating lease cost	5,530
Short-term lease cost	12
Variable lease cost	850
Total lease cost	$7,896

Lease cost included in cost of revenue	$6,301
Lease cost included in general and administrative expenses	$1,595

Weighted-average remaining lease term - finance leases	30 months
Weighted-average remaining lease term - operating leases	74 months
Weighted-average discount rate - finance leases	3.64%
Weighted-average discount rate - operating leases	6.49%

Prior to the adoption of ASC 842

Rent expense for non-cancelable operating leases was $3.3 million in 2021.

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s consolidated financial statements. As of December 31, 2023 and January 1, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.

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

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2023, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value ("common stock") as of December 31, 2023 and January 1, 2023. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of December 31, 2023, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, 1,901,328 shares of common stock available for future issuance under the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,420,331 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”). Both equity plans are further described in Note 10, Equity-Based Compensation.

10.Equity-Based Compensation

Omnibus Equity Plan and Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company adopted the Omnibus Equity Plan and the ESPP.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Plan and the ESPP, respectively, representing two years’ worth of estimated future automatic increases in availability for these plans.

On March 8, 2023, the Company’s Board of Directors approved the Fiscal 2023 Bonus Plan (“2023 Bonus Plan”) that will grant RSUs, instead of a typical cash bonus, to eligible employees. For the year ended December 31, 2023, equity-based compensation expense for the 2023 Bonus Plan is $0.4 million. As of December 31, 2023, the unrecognized equity-based compensation expense for 2023 Bonus Plan is $0.2 million and will be recognized over a weighted-average period of 0.29 years.

On June 29, 2023, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 2,000,000 shares of the Company's common stock under the Omnibus Equity Plan corresponding to the increase in shares approved by stockholders at the 2023 annual meeting of stockholders.

As of December 31, 2023, the Company had 1,901,328 and 1,420,331 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “compensation committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The compensation committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. During 2023, equity-based compensation expense related to the ESPP was $0.2 million.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. During 2023, the Company utilized the following assumptions:

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (“McCreight IPO Employment Agreement”) with the former CEO, David McCreight and granted stock options under the 2021 Equity Plan to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO. As previously disclosed on a Form 8-K filed on February 13, 2023 (the “February 13 8-K”), Mr. McCreight voluntarily forfeited 161,396 unvested stock options of the Company. During 2023, the forfeiture of 161,396 unvested stock resulted in immediate acceleration of the remaining $1.2 million of compensation expense which was recorded to general and administrative expense. As previously disclosed in the February 13 8-K, the Company and David McCreight also entered into the First Amendment to Lulu’s Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement that extends the post-termination exercise period of 161,397 vested stock options from 90 days to three (3) years from a termination of service other than for cause, death or disability.

Under the McCreight IPO Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the former CEO received two bonuses which were settled in fully-vested shares of the Company’s common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. The Company initially concluded that the two bonuses were subject to the guidance within ASC 718 and were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification. The Company recorded the equity-based compensation expense on a straight-line basis over the requisite service periods through March 31, 2022 and March 31, 2023. The Company recorded equity-based compensation expense related to the two bonuses of $0.4 million and $2.3 million during 2023 and 2022, respectively. During 2023 and 2022, the Company issued 208,914 and 208,914 fully-vested shares, respectively, upon satisfaction of the service performed through March 31, 2023 and March 31, 2022, respectively.

Stock Options

A summary of stock option activity in 2023 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of January 1, 2023	322,793	$11.35	8.29
Granted	—	—	—
Forfeited	(161,396)	(11.35)	—
Outstanding as of December 31, 2023	161,397	$11.35	7.29
Exercisable as of December 31, 2023	161,397	$11.35	7.29	$—
Vested and expected to vest as of December 31, 2023	161,397	$11.35	7.29	$—

There were no options granted during 2023 and 2022.  There were 322,793 options granted during 2021 with a weighted-average grant-date fair value of $16.44 per share.

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

During 2023 and 2022, equity-based compensation expense of $1.2 million and $1.4 million, respectively, was recorded to general and administrative expense related to the stock options. As of December 31, 2023, there is zero unrecognized compensation cost related to the stock options.

Restricted Stock and RSUs

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders (see below) received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.7 million and $2.6 million during 2023 and 2022, respectively, related to the exchanged restricted stock. As of December 31, 2023, the unrecognized equity-based compensation expense for all restricted stock is $0.4 million and will be recognized over a weighted-average period of 0.83 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the rollforward of unvested restricted stock in 2023:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at January 1, 2023	78,303	$5.38
Restricted stock granted	—	—
Restricted stock vested	(50,294)	4.47
Restricted stock forfeited	(4,630)	4.27
Balance at December 31, 2023	23,379	$4.54

The fair value of restricted stock vested during 2023 was $0.1 million.

During 2023, the Company entered into employment agreements with Crystal Landsem, the Chief Executive Officer, (the “CEO Employment Agreement”) and Tiffany Smith, the Chief Financial Officer, (the “CFO Employment Agreement”), under which 1,811,572 and 161,088 RSUs were granted, respectively.  Under the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,572 RSUs, which vest in quarterly installments beginning on June 30, 2023 through December 31, 2026 and are subject to continued service requirements. Under the CFO Employment Agreement, Ms. Smith received 161,088 RSUs, granted in two parts, with 118,025 and 43,063 RSUs granted on March 17, 2023 and April 30, 2023, respectively, which in combination will vest in three equal installments on March 8, 2024, March 7, 2025 and March 6, 2026, and are subject to continued service requirements. On March 5, 2023, Mr. McCreight received a grant of 25,873 RSUs pursuant to the McCreight IPO Employment Agreement. These RSUs vest in 12 equal installments from April 30, 2023 through March 31, 2024, and are subject to continued service requirements.  In addition, under Mr. McCreight’s employment agreement for his Executive Chairman role, entered into on November 11, 2022 (the “Executive Chairman Employment Agreement”), Mr. McCreight was entitled to receive a grant of RSUs equivalent to $2 million.  The Company initially concluded that the award was subject to the guidance within ASC 718 and was liability-classified upon issuance. On March 17, 2023, the number of RSUs associated with the award became determinable, and the award became equity-classified as it no longer met the criteria for liability classification. Mr. McCreight’s 836,820 RSUs were granted in two parts, with 613,116 RSUs granted on March 17, 2023 and 223,704 RSUs granted on April 30, 2023, the combination of which vest in equal, quarterly installments on the date immediately following the last day of each calendar quarter, starting April 1, 2023, and are subject to continued service requirements.

During the year ended 2023, the Company granted 3,032,824 RSUs (inclusive of the aforementioned RSU grants to Ms. Landsem and Ms. Smith), to certain executives and employees which vest over a three-year service period, and 1,270,290 RSUs (inclusive of the aforementioned RSU grants to the Executive Chairman) to certain directors which are subject to various vesting schedules as set forth in the Company’s Non-Employee Director Compensation Program and the Executive Chairman Employment Agreement. The Company recognized equity-based compensation expense of $12.4 million and $8.8 million during the year ended 2023 and 2022, respectively, related to the RSUs. As of December 31, 2023, the unrecognized equity-based compensation expense is $8.9 million and will be recognized over a weighted-average period of 2.43 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the rollforward of unvested RSUs in 2023:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at January 1, 2023	1,336,674	$8.94
RSUs granted	4,303,114	2.66
RSUs vested	(1,932,500)	5.93
RSUs forfeited	(138,882)	5.16
Balance at December 31, 2023	3,568,406	$3.14

The fair value of RSUs vested during 2023 was $4.4 million.

The Company recognized a tax benefit of $1.5 million and $0.8 million related to equity-based compensation expense in 2023 and 2022, respectively. There was no income tax benefit recognized related to equity-based compensation expense in 2021.

Performance Stock Units (“PSUs”)

Under the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,571 PSUs on March 5, 2023 which vest in three equal annual installments of 603,857 PSUs subject to the achievement of trailing ten day volume-weighted average price targets of the Company’s common stock and her continued employment on the vesting dates. The Company recognized equity-based compensation expense of $2.1 million during 2023, related to the PSUs. As of December 31, 2023, the unrecognized equity-based compensation expense is $2.6 million and will be recognized over a weighted-average period of 2.18 years.

The following table summarizes the rollforward of unvested PSUs during 2023:

Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at January 1, 2023	—	$—
PSUs granted	1,811,571	2.65
PSUs vested	—	—
PSUs forfeited	—	—
Balance at December 31, 2023	1,811,571	$2.65

Class P Units

384,522 of the outstanding Class P units included both a service condition and a performance condition, while the remainder of the Class P units only included a service condition. The performance-based vesting condition was satisfied upon completion of the IPO. Equity-based compensation expense of $1.9 million related to the Class P units was recorded to general and administrative expense in the statements of operations and comprehensive income (loss) during 2021.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Company’s IPO, the remaining unrecognized expense associated with the restricted stock, received in exchange at the IPO for the modified Class P units, was recognized over the subsequent 12-month period through November 2022.

Class P - Distributions

Distributions payable to former Class P unit holders (“FCPUs”) triggered upon the completion of the Company’s 2021 IPO were determined to be settled in 2022 as a result of agreements reached with the FCPUs, and were recorded as an increase to additional paid-in capital. The agreements provided for contingent payments to the FCPUs of up to $0.6 million if certain conditions were met, which were recorded as equity-based compensation expense and accrued expenses and other current liabilities in 2022 which was subsequently reversed during 2022, when the timeframe for the payment conditions expired.

11.Income Taxes

All of the Company’s income (loss) before income taxes is from the United States. The following table presents the components of the income tax provision (benefit) (in thousands):

	2023	2022	2021
Current:
Federal	$401	$2,325	$5,919
State	464	64	1,956
Total current provision (benefit)	865	2,389	7,875
Deferred:
Federal	(2,204)	1,263	(1,341)
State	(337)	395	(322)
Total deferred provision (benefit)	(2,541)	1,658	(1,663)
Income tax provision (benefit)	$(1,676)	$4,047	$6,212

The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.4)	0.9	16.3
Non-deductible equity-based compensation expense	(9.1)	13.5	22.0
Non-deductible officer compensation	(3.0)	24.2	14.0
Change in uncertain tax position	(0.3)	3.9	(0.9)
Prior year adjustments	—	(1.0)	2.3
Federal 2018 amended return	—	(10.2)	—
Other	(0.2)	(0.4)	0.5
Effective tax rate	8.0%	51.9%	75.2%

The 2022 equity-based compensation shortfall rate impact associated with Executive Chairman has been reclassified from non-deductible equity-based compensation expense rate impact to non-deductible officer compensation rate impact in the table above to conform to the current year presentation.

The 2021 non-deductible officer compensation rate impact has been reclassified from non-deductible equity-based compensation expense rate impact in the table above to conform to the current year presentation.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands) as of:

	December 31,	January 1,
	2023	2023
Deferred tax assets:
Accruals and allowances	$1,603	$1,928
Interest disallowance	1,915	1,910
Inventory capitalization and other adjustments	1,769	1,405
Deferred revenue	2,196	1,475
Equity-based compensation	1,165	698
Net operating losses and tax credit carryforwards	592	148
R&D capitalization	3,189	1,113
Lease liabilities	7,570	8,319
Other	108	166
Gross deferred tax assets	20,107	17,162
Deferred tax liabilities:
Depreciation and amortization	(9,114)	(7,825)
Lease right-of-use asset	(7,191)	(8,074)
Other	—	—
Gross deferred tax liabilities	(16,305)	(15,899)
Net deferred tax assets	$3,802	$1,263

Net deferred tax assets are included in other noncurrent assets on the consolidated balance sheets as of December 31, 2023 and January 1, 2023.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses the realization is “more likely than not.” Realization of the future tax benefit is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. The Company has not provided a valuation allowance on our federal and state deferred tax assets as we have determined that it its more-likely-than-not that they are realizable based upon the available positive evidence such as cumulative taxable income and estimated future taxable income.

As of December 31, 2023, we had approximately $3.8 million in net DTAs. These DTAs include approximately $0.6 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Some of these net operating loss carryforwards will expire if they are not used within certain periods. At this time, based on evidence currently available, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the DTAs; however, failure to generate sufficient taxable income could result in some or all DTAs not being utilized in the future. If we are unable to generate sufficient future taxable income, a valuation allowance to reduce our DTAs may be required which would materially

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial conditions.

As of December 31, 2023, the Company has federal and state net operating loss carryforwards of $1.9 million and $2.8 million, respectively. The federal net operating loss can be carried forward indefinitely and the state net operating loss carryforwards will begin to expire in 2038 if unused. The Company also has a state tax credit carryforward of an immaterial amount. The state tax credits will begin to expire in 2026 if unused. Lastly, the Company currently has $8.3 million of a Federal disallowed interest expense carryforward under Section 163(j) of the Internal Revenue Code, which can be carried forward indefinitely.

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

As of December 31, 2023 and January 1, 2023, the Company’s uncertain tax positions and related accrued interest and penalties were not material. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the financial statements as a component of income tax expense. The Company does not anticipate that the uncertain tax positions balance as of December 31, 2023 will change significantly over the next 12 months.

The Company’s federal income tax returns are not subject to examination by taxing authorities for fiscal years before 2020. The Company’s California income tax returns are not subject to examinations by taxing authorities for fiscal years before 2016.

12.Related Party Transactions

Transactions with the LP

Certain of the Company’s transactions with the LP are classified as a component within additional paid-in capital in the consolidated statements of stockholders’ deficit as there are no defined payments or other terms associated with these transactions. Such transactions included equity-based compensation related to outstanding Class P units of $4.5 million during 2021. With the completion of the IPO, the performance condition for pre-vesting distributions related to the Class P units was met and the Company recognized a cumulative catch-up to general and administrative expenses of $2.6 million during 2021 and $2.6 million payable to the Class P unit holders is included in accrued expense and other current liabilities as of January 2, 2022.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Management & Consulting Fees

The Company has accrued for management and consulting fees to H.I.G. Capital, LLC (“H.I.G.”, the LP’s ultimate parent), Institutional Venture Partners (Series A Preferred Stockholder), and certain board members. Expenses for such services were $0.4 million to H.I.G and $0.3 million to other related parties during 2021. All outstanding management fees were settled at the time of our IPO and the management and consulting agreements were terminated upon the IPO.

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

Operating Leases

Until June 2021, the Company leased operations and warehouse spaces from a limited partner of the LP and a Series B Preferred Stockholder of the Company. After June 2021, the Company continued to lease a retail space from this limited partner and Series B Preferred Stockholder. Following the liquidation of the LP and the redemption of the Series B Preferred Stock in November 2021, the Company leased this retail space from the same party, who remains related as a common stockholder of the Company. The lease expired on October 31, 2022. Total rent expense to the related party was zero, $0.1 million and $0.1 million during 2023, 2022 and 2021, respectively.

13.Defined Contribution Plans

The Company sponsors a participant-directed 401(k) profit sharing plan for employees who have been working at the Company for at least three months and are at least 18 years of age. Participants may make wage-deferred contributions up to the maximum allowed by law. The Company matches 100% of each participating employee’s deferral up to a maximum of 4% of eligible compensation. The Company may make additional discretionary matching contributions up to 6% of eligible compensation. The Company made matching contributions of $1.1 million, $1.0 million, and $0.9 million during 2023, 2022, and 2021, respectively.

14.Subsequent Events

No material events have occurred that required recognition or disclosure in these financial statements. See “Business—Recent Developments for leadership changes”.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the COSO criteria, management determined that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We have adopted a written code of ethics, entitled “Code of Business Conduct and Ethics,” that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our Code of Business Conduct and Ethics free of charge through our investor relations website, which is located at https://investors.lulus.com. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to our code of ethics.

The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	The consolidated financial statements are filed as part of this Annual Report on Form 10-K under, Part II, “Item 8. Financial Statements and Supplementary Data.”
(2)	The financial statement schedules are omitted because they are either not applicable, or the required information is included in the consolidated financial statements or notes thereto under Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K
(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.1	12/16/2021
3.2	Amended and Restated Bylaws of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.2	12/16/2021
4.1	Form of Common Stock Certificate	S-1/A	333-260194	4.1	11/01/2021
4.2	Investors’ Rights Agreement, dated as of April 12, 2018, among the Lulu’s Fashion Lounge Holdings, Inc., the Investors listed on Schedule A thereto, Lulu’s Holdings, L.P. and LFL Acquisition Corp.	S-1	333-260194	4.2	10/12/2021
4.3	Description of the Registrant’s Securities	10-K	001-41059	4.3	03/31/2022
10.1+	Omnibus Equity Plan and Form of Stock Option Agreement and Restricted Stock Unit Agreement	10-K	001-41059	10.1	03/31/2022
10.2+	2021 Employee Stock Purchase Plan.	S-1/A	333-260194	10.2	11/01/2021
10.3+	Form of Stock Award Agreement (Evidencing Common Stock Received in Respect of Class P Units).	S-1/A	333-260194	10.3	11/01/2021
10.4+	2021 Equity Incentive Plan	S-1	333-260194	10.4	10/12/2021
10.5+	Stock Option Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.5	10/12/2021
10.6+	Special Compensation Award Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.6	10/12/2021
10.7+	Employment Agreement, dated as of April 15, 2021, among, Lulu’s Fashion Lounge, LLC, the Registrant and David W. McCreight	S-1	333-260194	10.7	10/12/2021

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.8+	Form of Indemnification Agreement	S-1/A	333-260194	10.8	11/01/2021
10.9	Commercial Lease Agreement (Unit C and Unit F), dated as of October 26, 2016, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.	S-1/A	333-260194	10.14	11/01/2021
10.10	Addenda to the Commercial Lease Agreements (Unit B, Unit C and Unit F), dated as of September 6, 2019, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC	S-1/A	333-260194	10.15	11/01/2021
10.11	Lease Agreement, dated as of January 7, 2019, between Chrin-Carson Development, LLC and the Registrant	S-1/A	333-260194	10.17	11/01/2021
10.12	First Amendment to Lease, dated as of February 24, 2019, between Chrin-Carson Development, LLC and the Registrant	S-1/A	333-260194	10.18	11/01/2021
10.13+	Registration Rights Agreement among the Registrant and certain of its stockholders, dated November 10, 2021.	10-Q	001-41059	10.9	12/16/2021
10.14+	Stockholders Agreement among the Registrant, H.I.G. Growth Partners—Lulu’s, L.P., entities affiliated with IVP and Canada Pension Plan Investment Board, dated November 10, 2021.	10-Q	001-41059	10.10	12/16/2021
10.15+	Lulu’s Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program	8-K	001-41059	10.1	01/31/2022
10.16	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Crystal Landsem, dated May 12, 2022	10-Q	001-41059	10.1	5/17/2022
10.17	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Mark Vos, dated May 12, 2022	10-Q	001-41059	10.2	5/17/2022
10.18	Credit Agreement, dated as of November 15, 2021, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A., as Administrative Agent, dated as of November 15, 2021	10-Q	001-41059	10.3	5/17/2022
10.19	Master Fulfillment System Acquisition & Software License Agreement, dated as of September 24, 2021, between 6 River Systems, LLC and Lulu’s Fashion Lounge, LLC	10-Q	001-41059	10.8	5/17/2022
10.20	Commercial Lease Agreement, dated as of September 3, 2021 , between Adaya Slover Holdings, LLC, and Lulu’s Fashion Lounge, LLC	10-Q	001-41059	10.9	5/17/2022

				Incorporated by Reference								Filed/
Exhibit Number		Exhibit Description		Form		File No.		Exhibit		Filing Date		Furnished Herewith

10.21+		Employment Agreement, dated as of November 11, 2022, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and David W. McCreight		8-K		001-41059		10.1		11/15/2022
10.22+		First Amendment to Lulu's Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement, dated as of February 13, 2023, between Lulu's Fashion Lounge Holdings, Inc. and David W. McCreight		8-K		001-41059		10.1		2/14/2023
10.23+		Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Crystal Landsem		8-K		001-41059		10.1		03/06/2023
10.24+		Amendment to Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc, Lulu's Fashion Lounge, LLC and Mark Vos		8-K		001-41059		10.2		03/06/2023
10.25+		Employment Agreement, dated as of March 8, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Tiffany R. Smith		8-K		001-41059		10.2		03/09/2023
10.26+		Amended 2021 Employee Stock Purchase Plan		10-K		001-41059		10.26+		03/14/2023
10.27		Commercial Lease Agreement (Unit B), dated as of May 6, 2017, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.		10-K		001-41059		10.27		03/14/2023
10.28		Commercial Lease Agreement (Unit E), dated as of November 5, 2019, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC		10-K		001-41059		10.28		03/14/2023		
10.29		Commercial Lease Agreement (Unit G), dated as of September 24, 2020, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC 		10-K		001-41059		10.29		03/14/2023		
10.30		Addendum to the Commercial Lease Agreement (Unit B), dated as of January 6, 2020, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC		10-K		001-41059		10.30		03/14/2023		
10.31		Extension to the Commercial Lease Agreement (Unit B, Unit C, Unit E, Unit F and Unit G), dated as of December 27, 2022, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC		10-K		001-41059		10.31		03/14/2023
10.32		Commercial Lease Agreement, dated as of June 29, 2023, between 8303-8315 Melrose Ave, LLC, Melrose Investment Group LLC and Lulu’s Fashion Lounge, LLC		10-Q		001-41059		10.1		08/08/2023

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.33	Amendment to Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan	8-K	001-41059	10.1	06/14/2023
10.34	Amendment to Lulu's Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program	10-Q	001-41059	10.1	11/08/2023
10.35	Second Amendment to Employment Agreement, dated as of January 9, 2024, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Mark Vos.	8-K	001-41059	10.1	01/10/2024
10.36	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement.	8-K	001-41059	10.2	01/10/2024
10.37	Employment Agreement, dated as of December 21, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Laura Deady.					*
10.38	Second Amendment to Lulu's Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program					*
19	Insider Trading Compliance Policy					*
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97	Policy for the Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

+Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: March 6, 2024	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2024	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Crystal Landsem	Chief Executive Officer (Principal Executive Officer)	March 6, 2024
Crystal Landsem	and Director

/s/ Tiffany R. Smith	Chief Financial Officer (Principal Financial and	March 6, 2024
Tiffany R. Smith	Accounting Officer)

/s/John Black	Director and Board Chair	March 6, 2024
John Black

/s/ Dara Bazzano	Director	March 6, 2024
Dara Bazzano

/s/ David McCreight	Director	March 6, 2024
David McCreight

/s/ Evan Karp	Director	March 6, 2024
Evan Karp

/s/ Anisa Kumar	Director	March 6, 2024
Anisa Kumar

/s/ Michael Mardy	Director	March 6, 2024
Michael Mardy

/s/ Kelly McCarthy	Director	March 6, 2024
Kelly McCarthy

/s/ Danielle Qi	Director	March 6, 2024
Danielle Qi

/s/ Caroline Sheu	Director	March 6, 2024
Caroline Sheu

/s/ Kira Yugay	Director	March 6, 2024
Kira Yugay