Form 10-Q
period 2024-03-31
Lulu's Fashion Lounge Holdings, Inc.
filed 2024-05-08
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 41,326,868 shares of the registrant’s common stock, par value $0.001, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission (the "SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2024” and/or “2024” relate to the year ending December 29, 2024 and “fiscal 2023” and/or “2023” relate to the year ended December 31, 2023. The fiscal years ending December 29, 2024 and ended December 31, 2023 consist of 52-weeks.

Throughout this Quarterly Report on Form 10-Q, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Quarterly Report on Form 10-Q, we also reference Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow which are non-GAAP (accounting principles generally accepted in the United States of America) financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow, as well as a reconciliation of net loss to Adjusted EBITDA and a reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities. Net loss is the most directly comparable financial measure to Adjusted EBITDA and net cash provided by operating activities is the most directly comparable financial measure to Free Cash Flow, required by, or presented in accordance with GAAP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,489	$2,506
Accounts receivable	5,212	3,542
Inventory, net	41,271	35,472
Assets for recovery	5,062	3,111
Income tax refund receivable	2,889	2,510
Prepaids and other current assets	5,297	5,379
Total current assets	65,220	52,520
Property and equipment, net	4,694	4,712
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	3,147	3,263
Lease right-of-use assets	28,182	29,516
Other noncurrent assets	5,451	5,495
Total assets	$160,633	$149,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,312	$8,900
Accrued expenses and other current liabilities	30,077	18,343
Returns reserve	15,858	7,854
Stored-value card liability	13,209	13,142
Revolving line of credit	6,000	8,000
Lease liabilities, current	5,530	5,648
Total current liabilities	78,986	61,887
Lease liabilities, noncurrent	23,863	25,427
Other noncurrent liabilities	38	1,179
Total liabilities	102,887	88,493
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 41,255,966 and 40,618,206 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	41	41
Additional paid-in capital	256,646	254,116
Accumulated deficit	(198,941)	(193,205)
Total stockholders' equity	57,746	60,952
Total liabilities and stockholders' equity	$160,633	$149,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023
Net revenue	$77,259	$90,976
Cost of revenue	44,613	53,015
Gross profit	32,646	37,961
Selling and marketing expenses	17,693	19,489
General and administrative expenses	21,111	24,348
Loss from operations	(6,158)	(5,876)
Interest expense	(383)	(523)
Other income, net	226	73
Loss before benefit for income taxes	(6,315)	(6,326)
Income tax benefit	579	708
Net loss and comprehensive loss	(5,736)	(5,618)

Basic loss per share	$(0.15)	$(0.14)
Diluted loss per share	$(0.15)	$(0.14)
Basic weighted-average shares outstanding	39,450,502	39,233,953
Diluted weighted-average shares outstanding	39,450,502	39,233,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Thirteen Weeks Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	40,618,206	$41	$254,116	$(193,205)	$60,952
Issuance of common stock for vesting of restricted stock units (RSUs), net of forfeiture	983,460	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	52,043	—	167	—	167
Shares withheld for withholding tax on RSUs	(396,708)	—	(660)	—	(660)
Forfeited shares of restricted stock	(1,035)	—	—	—	—
Equity-based compensation	—	—	3,023	—	3,023
Net loss and comprehensive loss	—	—	—	(5,736)	(5,736)
Balance as of March 31, 2024	41,255,966	41	256,646	(198,941)	57,746

	For the Thirteen Weeks Ended April 2, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	39,259,328	39	238,725	(173,871)	64,893
Issuance of common stock for vesting of RSUs	491,769	1	—	—	1
Issuance of common stock for special compensation award	208,914	—	—	—	—
Issuance of common stock for ESPP	47,502	—	269	—	269
Shares withheld for withholding tax on RSUs	(277,606)	—	(662)	—	(662)
Forfeited shares of restricted stock	(2,720)	—	—	—	—
Equity-based compensation	—	—	4,892	—	4,892
Net loss and comprehensive loss	—	—	—	(5,618)	(5,618)
Balance as of April 2, 2023	39,727,187	40	243,224	(179,489)	63,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(5,736)	$(5,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,339	1,121
Noncash lease expense	970	864
Amortization of debt discount and debt issuance costs	39	40
Equity-based compensation expense	1,934	4,698
Deferred income taxes	—	(2,105)
Changes in operating assets and liabilities:
Accounts receivable	(1,670)	(3,326)
Inventories	(5,799)	(8,644)
Assets for recovery	(1,951)	(2,862)
Income taxes (receivable) payable	(379)	1,388
Prepaid and other current assets	82	(295)
Accounts payable	(549)	1,719
Accrued expenses and other current liabilities	20,053	17,572
Operating lease liabilities	(939)	(803)
Other noncurrent liabilities	(447)	(44)
Net cash provided by operating activities	6,947	3,705
Cash Flows from Investing Activities
Capitalized software development costs	(397)	(551)
Purchases of property and equipment	(562)	(518)
Net cash used in investing activities	(959)	(1,069)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	10,000	2,000
Repayments on revolving line of credit	(12,000)	(7,000)
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	167	269
Principal payments on finance lease obligations	(743)	(245)
Withholding tax payments related to vesting of RSUs	(429)	(43)
Other	—	(7)
Net cash used in financing activities	(3,005)	(5,026)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,983	(2,390)
Cash, cash equivalents and restricted cash at beginning of period	2,506	10,219
Cash, cash equivalents and restricted cash at end of period	$5,489	$7,829

Reconciliation of cash and cash equivalents
Cash and cash equivalents	$5,489	$7,829
Total cash and cash equivalents at end of period	$5,489	$7,829

		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023
Supplemental Disclosure
Cash paid during the period for:
Income taxes, net	$250	$9
Interest	$296	$497
Operating leases	$1,388	$1,298
Finance leases	$771	$245

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets acquired under operating lease obligations	$—	$17
Assets acquired under finance lease obligations	$—	$69
Purchases of property and equipment included in accounts payable and accrued expenses	$53	$35
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

Lulus LLC was founded in 1996, starting as a vintage boutique in Chico, CA that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of Lulus LLC’s outstanding common stock in 2014. The Company, through Lulus LLC, is a customer-driven, digitally-native, attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at accessible prices for all of life’s fashionable moments.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, as well as world events, wars and domestic and international conflicts, affect overall consumer confidence with respect to current and future economic conditions and continue to impact our sales as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We continue to respond to these factors, as needed, by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors may continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had total cash and cash equivalents of $5.5 million and amounts due under the revolving line of credit of $6.0 million.

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

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal years ending December 29, 2024 and ended December 31, 2023 consist of 52-weeks.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations for the thirteen weeks ended March 31, 2024 and April 2, 2023 and its cash flows for the thirteen weeks ended March 31, 2024 and April 2, 2023. The results of operations for the thirteen weeks ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2024 or for any other future annual or interim period.

The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 6, 2024.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below and within the "Adopted and Recently Issued Accounting Pronouncements" section.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of March 31, 2024 and December 31, 2023, no single customer represented greater than 10% of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the thirteen weeks ended March 31, 2024 and April 2, 2023.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Leases

Contracts that have been determined to convey the right to use an identified asset are evaluated for classification as an operating or finance lease. For the Company’s operating and finance leases, the Company records a lease liability based on the present value of the lease payments at lease inception. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate (“IBR”). The determination of the IBR requires judgment and is primarily based on publicly-available information for companies within similar industries and with similar credit profiles. The Company adjusts the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement. The right-of-use asset is recorded based on the corresponding lease liability at lease inception, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred and any tenant incentives allowed for under the lease. The Company does not include optional renewal terms or early termination provisions unless the Company is reasonably certain such options would be exercised at the inception of the lease. Lease right-of-use assets, current portion of lease liabilities, and lease liabilities, net of current portion are included on the condensed consolidated balance sheets.

Fixed lease expense for operating leases is recognized on a straight-line basis, unless the right-of-use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. Fixed and variable lease expense on operating leases is recognized within operating expenses in the condensed consolidated statements of operations and comprehensive loss. Finance lease expenses are recognized on a straight-line basis.  Fixed and variable expenses are captured within interest expense and depreciation expense, which has components within general and administrative expenses and cost of revenue.  The Company’s non-lease components are primarily related to maintenance, insurance and taxes, which varies based on future outcomes and is thus recognized in lease expense when incurred.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen weeks ended March 31, 2024 and April 2, 2023 was not material.

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

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen weeks ended March 31, 2024 and April 2, 2023 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 31, 2023	$50	$13,142
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,549)
Increase due to cash received, excluding amounts recognized as revenue during the period	230	1,616
Balance as of March 31, 2024	230	13,209

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 1, 2023	$69	$10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(69)	(1,720)
Increase due to cash received, excluding amounts recognized as revenue during the period	122	2,022
Balance as of April 2, 2023	122	11,130

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $13.0 million and $15.1 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively.

Net loss Per Share Attributable to Common Stockholders

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the calculation of basic and diluted weighted average shares used to compute net loss per share attributable to common stockholders:

Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Weighted average shares used to compute net loss per share attributable to common stockholders – Basic	39,450,502	39,233,953
Dilutive securities:
Stock options	—	—
Unvested restricted stock	—	—
Unvested Restricted Stock Units (RSUs)	—	—
Performance Stock Units (PSUs)	—	—
Special compensation awards	-	—
Employee Stock Purchase Plan (ESPP) shares	—	—
2023 Bonus Plan	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders – Diluted	39,450,502	39,233,953

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Stock options	161,397	161,397
Unvested restricted stock	15,617	66,313
Unvested RSUs	4,453,480	4,024,510
PSUs	2,161,571	1,811,571
ESPP shares	161,237	146,535
2023 Bonus Plan	95,912	—
Total	7,049,214	6,210,326

Goodwill and Intangible Assets

The Company tests for goodwill impairment at the reporting unit level on the first day of the fourth quarter of each year and between annual tests if significant indicators exist that would suggest the Company's goodwill and intangible assets could potentially be impaired.  The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. The Company concluded that a sustained decline in its stock price coupled with continuing net losses, were significant enough factors to warrant an impairment analysis of its goodwill, tradename and intangible assets (which constitutes the Company's sole reporting unit) during the thirteen weeks ended March 31, 2024.

Accordingly, the Company performed an interim quantitative assessment as of March 31, 2024 using a market-based quantitative assessment utilizing a combination of the (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change. The fair value exceeded the carrying value by approximately 17% and the Company concluded that no impairment relating to the goodwill, tradename and intangible assets existed as of March 31, 2024.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Adopted Accounting Pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

In March 2024, FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which is intended to reduce complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and existing diversity in practice. ASU 2024-01 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating this pronouncement to determine its impact on our stock compensation.

In March 2024, FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which is intended to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating this pronouncement to determine its impact on our stock compensation.

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and revolving line of credit. As of March 31, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s 2021 Revolving Facility that provides for borrowings up to $50.0 million (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	March 31,	December 31,
	in Years	2024	2023
Leasehold improvements	3 - 9	$4,875	$4,314
Equipment	3 - 7	3,122	3,053
Furniture and fixtures	3 - 7	2,019	2,151
Construction in progress		234	688
Total property and equipment		10,250	10,206
Less: accumulated depreciation and amortization		(5,556)	(5,494)
Property and equipment, net		$4,694	$4,712

Depreciation and amortization of property and equipment for the thirteen weeks ended March 31, 2024 and April 2, 2023 was $0.8 million and $0.7 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation and benefits	$3,633	$5,057
Accrued marketing	7,241	5,002
Accrued inventory	12,815	4,151
Accrued freight	2,751	1,940
Other	3,637	2,193
Accrued expenses and other current liabilities	$30,077	$18,343

5.Debt

2021 Credit Agreement and Revolving Facility

During November 2021, the Company entered into the 2021 Credit Agreement with Bank of America to provide the 2021 Revolving Facility that provides for borrowings up to $50.0 million. During the term of the 2021 Credit Agreement, the Company can increase the aggregate amount of the 2021 Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the 2021 Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the 2021 Credit Agreement may be used to issue letters of credit up to $7.5 million (the “Letter of Credit”). During the thirteen weeks ended March 31, 2024, the Company borrowed $10.0 million under the 2021 Revolving Facility and repaid $12.0 million of the outstanding balance. The 2021 Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of March 31, 2024, the Company had $0.3 million outstanding under the Letter of Credit. Subject to the satisfaction of certain conditions under the 2021 Credit Agreement, as of March 31, 2024, the Company had $43.7 million available for borrowing under the 2021 Revolving Facility and $7.2 million available to issue letters of credit.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

All borrowings under the 2021 Credit Agreement accrue interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The 2021 Revolving Facility contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. Additionally, a commitment fee of 37.5 basis points will be assessed on unused commitments under the 2021 Revolving Facility, taking into account the sum of outstanding borrowings and letter of credit obligations. As of March 31, 2024, the interest rate for the 2021 Revolving Facility was 7.2%, and during thirteen weeks ended March 31, 2024, the weighted average interest rate for the 2021 Revolving Facility was 8.3%.

Amounts borrowed under the 2021 Credit Agreement are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender may increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of March 31, 2024, management has determined that the Company was in compliance with all financial covenants.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2021 Revolving Facility, are included in other non-current assets in the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs recorded within other non-current assets were $0.1 million and $0.1 million, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. The Company had immaterial remaining obligations for the base rent related to the short-term leases as of March 31, 2024 and April 2, 2023.

The Company also leases equipment under finance lease agreements expiring on various dates through May 2028.

As of March 31, 2024, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2024 (remaining nine months)	$4,252	$1,006	$5,258
2025	6,263	1,504	7,767
2026	4,970	252	5,222
2027	5,138	74	5,212
2028	5,252	6	5,258
Thereafter	6,380	—	6,380
Total undiscounted lease payment	32,255	2,842	35,097
Present value adjustment	(5,582)	(122)	(5,704)
Total lease liabilities	26,673	2,720	29,393
Less: lease liabilities, current	(4,106)	(1,424)	(5,530)
Lease liabilities, noncurrent	$22,567	$1,296	$23,863

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

During the normal course of business, the Company may be a party to claims that may not be covered wholly or partially by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of March 31, 2024, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors and officers. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value ("common stock") as of March 31, 2024 and December 31, 2023. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of March 31, 2024, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, and 1,704,230 shares of common stock available for future issuance under the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,368,288 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), respectively. Both equity plans are further described in Note 10, Equity-Based Compensation.

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

On March 8, 2023, the Company’s Board of Directors approved the Fiscal 2023 Bonus Plan (“2023 Bonus Plan”) that granted RSUs to eligible employees on April 1, 2024, instead of the typical cash bonus. For the thirteen weeks ended March 31, 2024, equity-based compensation expense for the 2023 Bonus Plan was reversed by $0.1 million to reflect the actual bonus distribution. As of March 31, 2024, the unrecognized equity-based compensation expense for 2023 Bonus Plan was immaterial. On April 1, 2024, 95,912 fully vested RSUs were awarded to eligible employees under the 2023 Bonus Plan.

On June 29, 2023, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 2,000,000 shares of the Company's common stock under the Omnibus Equity Plan corresponding to the increase in shares approved by stockholders at the 2023 annual meeting of stockholders.

As of March 31, 2024, the Company had 1,704,230 and 1,368,288 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen weeks ended March 31, 2024 and April 2, 2023, equity-based compensation expense related to our ESPP was immaterial and $0.1 million, respectively. During the thirteen weeks ended March 31, 2024 and April 2, 2023, the Company issued 52,043 shares and 47,502 shares, respectively, pursuant to the ESPP six-month purchase period ended February 26, 2024 and February 25, 2023, respectively.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen weeks ended March 31, 2024, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	81.95 to 91.30%
Risk-free interest rate	5.03 to 5.34%
Dividend yield	-
Weighted average fair value per share of ESPP awards granted	$0.65 to 0.90

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2021 Equity Plan

During April 2021, the Company’s Board of Directors adopted the 2021 Equity Plan. The 2021 Equity Plan provided for the issuance of incentive stock options, restricted stock, restricted stock units and other stock-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan was 925,000 shares. The options outstanding under the 2021 Equity Plan expire ten years from the date of grant. The Company issues new shares of common stock to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

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

Under the McCreight IPO Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the former CEO received two bonuses, each of which were settled in 208,914 fully-vested shares of the Company’s common stock. The Company recognized the final $0.4 million of equity-based compensation expense related to this award in the thirteen weeks ended April 2, 2023.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 31, 2023	161,397	$11.35	7.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of March 31, 2024	161,397	$11.35	7.04
Exercisable as of March 31, 2024	161,397	$11.35	7.04	$—
Vested and expected to vest as of March 31, 2024	161,397	$11.35	7.04	$—

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock and Restricted Stock Units (“RSUs”)

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.1 million and $0.2 million during the thirteen weeks ended March 31, 2024, and April 2, 2023, respectively, related to the exchanged restricted stock. As of March 31, 2024, the unrecognized equity-based compensation expense for all restricted stock is $0.3 million and will be recognized over a weighted-average period of 0.58 years.

The following table summarizes the rollforward of unvested restricted stock during the thirteen weeks ended March 31, 2024:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at December 31, 2023	23,379	$4.54
Restricted stock granted	—	—
Restricted stock vested	(6,727)	4.41
Restricted stock forfeited	(1,035)	4.54
Balance at March 31, 2024	15,617	$4.17

During the thirteen weeks ended March 31, 2024, the Company entered into a second amendment to the employment agreement with Mark Vos, the President and Chief Information Officer (the “2024 President & CIO Employment Agreement”), under which 660,000 RSUs were initially granted, subject to various vesting schedules as set forth in the 2024 President & CIO Employment Agreement. On February 16, 2024, Tiffany Smith, the Chief Financial Officer received 175,000 RSUs pursuant to the applicable RSU Award Agreement, which vest over a three-year service period. On February 16, 2024, Laura Deady, the Chief Merchandising Officer, received 152,273 RSUs pursuant to her employment agreement entered into in December 2023 (“2024 CMO Employment Agreement”) and the applicable RSU Award Agreement, which vest over a three-year service period.

During the thirteen weeks ended March 31, 2024, the Company granted 1,914,071 RSUs to certain executives (inclusive of the aforementioned RSU grants to Mr. Vos, Ms. Deady and Ms. Smith), and employees which are subject to various vesting schedules as set forth in the applicable employment agreement or RSU Award Agreements. During the thirteen weeks ended March 31, 2024, the Company granted 26,616 RSUs to certain directors which vested immediately or pursuant to the Company’s Non-Employee Director Compensation Program. The Company recognized equity-based compensation expense of $1.6 million and $2.8 million during the thirteen weeks ended March 31, 2024, and April 2, 2023, respectively, related to the RSUs. As of March 31, 2024, the unrecognized equity-based compensation expense is $11.3 million and will be recognized over a weighted-average period of 2.30 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the roll forward of unvested RSUs during the thirteen weeks ended March 31, 2024:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 31, 2023	3,568,406	$3.14
RSUs granted	1,940,687	2.03
RSUs vested	(983,460)	2.71
RSUs forfeited	(72,153)	2.71
Balance at March 31, 2024	4,453,480	$2.76

Performance Stock Units (“PSUs”)

Under Crystal Landsem’s 2023 employment agreement (“the CEO Employment Agreement”), Ms. Landsem received a grant of 1,811,571 PSUs on March 5, 2023 which vest in three equal annual installments of 603,857 PSUs subject to the achievement of trailing ten day volume-weighted average price targets of the Company’s common stock and her continued employment on the vesting dates. Under the 2024 President & CIO Employment Agreement, Mr. Vos received a grant of 300,000 PSUs on January 9, 2024 which vest subject to the achievement of trailing ten day volume-weighted average price targets of the Company’s common stock and his continued employment on the vesting dates. Under the 2024 CMO Employment Agreement, Ms. Deady received a grant of 50,000 PSUs on February 16, 2024, which vest subject to the achievement of specified Company trailing twelve month net revenue growth targets and her continued employment on the vesting dates.

The Company recognized equity-based compensation expense of $0.6 million and $0.2 million during the thirteen weeks ended March 31, 2024, and April 2, 2023, respectively, related to the PSUs. As of March 31, 2024, the unrecognized equity-based compensation expense is $2.1 million for the financial milestones that were considered probable of  achievement, which will be recognized over a weighted-average period of 1.71 years.

The following table summarizes the rollforward of unvested PSUs during the thirteen weeks ended March 31, 2024:

		Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 31, 2023	1,811,571	$2.65
PSUs granted	350,000	1.81
PSUs vested	—	—
PSUs forfeited	—	—
Balance at March 31, 2024	2,161,571	$2.51

11.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the benefit for income taxes (in thousands):

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023
Loss before benefit for income taxes	$(6,315)	$(6,326)
Benefit for income taxes	579	708
Effective tax rate	(9.2)%	(11.2)%

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s benefit for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the period ended April 2, 2023. The Company’s pre-tax loss for the period ended April 2, 2023 relative to the Company’s projected pre-tax income for fiscal 2023 yielded an annual effective tax rate, which was not deemed to be appropriate or meaningful. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, and therefore, the historical method would not provide a reliable estimate for the period ended April 2, 2023. At this time, based on evidence currently available, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the DTAs; however, failure to generate sufficient taxable income could result in some or all DTAs not being utilized in the future. If we are unable to generate sufficient future taxable income, a valuation allowance to reduce our DTAs may be required which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial conditions.

The Company’s pre-tax loss for the period ended March 31, 2024 relative to the Company’s projected pre-tax income for fiscal 2024 yielded an annual effective tax rate, which was deemed to be appropriate and meaningful.  Based on this fact, the Company determined that the historical estimated annual effective tax rate method would provide a reliable estimate and was used for calculating the interim provision for the period ended March 31, 2024.

For the thirteen weeks ended March 31, 2024, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to non-deductible executive compensation and non-deductible equity-based compensation expenses.

For the thirteen weeks ended April 2, 2023, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to the increase in the amount of non-deductible executive compensation, relative to the increase in loss before provision for income taxes.

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

13.Subsequent Events

Stock Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "Repurchase Program").  Under the Repurchase Program, the Company may repurchase shares of common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The timing, volume and nature of such purchases will be determined at the sole discretion of the Company's management at prices the Company considers attractive and in the best interests of the Company, subject to the availability of stock, general market conditions, trading price, alternate uses for capital, the Company's financial performance, and applicable securities laws.  The Repurchase Program may be modified, extended or terminated by the Company’s Board of Directors at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024 (the “2023 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item I, Part 1A, “Risk Factors” of the 2023 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

Impact of the COVID-19 Pandemic

Our business has largely recovered from the significant impacts stemming from the COVID-19 pandemic that reduced demand for our product and disrupted the supply chain during 2020 and 2021.  For additional discussion of risks related to the COVID-19 pandemic see “Risk Factors—Risks Related to our Business— A global health emergency or epidemics or pandemics like resurgence of COVID-19 and post COVID-19 pandemic environment could have a material adverse effect on our business, and it remains uncertain how they will impact our supply chain and consumer demand for our products” in Item 1, Part 1A of the 2023 10-K.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in the first three months of 2024 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During the first three months of 2024, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, we had total cash and cash equivalents of $5.5 million and amounts due under the revolving line of credit of $6.0 million.

In November 2021, we entered into a Credit Agreement to provide the Revolving Facility that provides for borrowings up to $50.0 million. The credit agreement contains various financial covenants and matures on November 15, 2024 as described in Note 5, Debt.

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

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023

	(in thousands , except percentages and Average Order Value)
Gross Margin	42.3%	41.7%
Net loss	$(5,736)	$(5,618)
Adjusted EBITDA (1)	$(2,659)	$16
Adjusted EBITDA margin (1)	(3.4)%	—%
Active Customers	2,770	3,173
Average Order Value	$143	$129

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

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net loss provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

Adjusted EBITDA is a non-GAAP financial measure that we calculate as loss before interest expense, income taxes, depreciation and amortization and adjusted to exclude the effects of equity-based compensation expense. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.

To supplement our condensed consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA”, “Adjusted EBITDA Margin” (collectively referred to as “Adjusted EBITDA”) and “Free Cash Flow” which are non-GAAP financial measures. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect certain non-routine items that may represent a reduction in cash available to us;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements;
●	Free Cash Flow does not represent the total residual cash flow available for discretionary purposes; and
●	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023

	(in thousands)
Net loss	$(5,736)	$(5,618)
Depreciation and amortization	1,339	1,121
Interest expense	383	523
Income tax benefit	(579)	(708)
Equity-based compensation expense (1)	1,934	4,698
Adjusted EBITDA	$(2,659)	$16
Net loss margin	(7.4)%	(6.2)%
Adjusted EBITDA margin	(3.4)%	—%

(1)

The thirteen weeks ended March 31, 2024 includes equity-based compensation expense for performance stock units (“PSUs”) and restricted stock units (“RSUs”) granted during the period, as well as equity-based awards granted in prior periods. The thirteen weeks ended April 2, 2023 include equity-based compensation expense for RSU and PSU awards granted during the period, as well as equity-based awards granted in prior periods.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment.  We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen weeks ended March 31, 2024 and April 2, 2023 is as follows:

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Net cash provided by operating activities	$6,947	$3,705
Capitalized software development costs	(397)	(551)
Purchases of property and equipment	(562)	(518)
Free Cash Flow	$5,988	$2,636

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, “Item 1A. Risk Factors” in our 2023 10-K.

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended March 31, 2024, we served 2.8 million Active Customers compared to 3.2 million for the trailing 12 months ended April 2, 2023.

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

Income Tax Benefit

The benefit for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to non-deductible equity-based compensation expenses, non-deductible officer compensation, and state taxes. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, and the interaction of various tax strategies.

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue and net loss:

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023
	(in thousands)
Net revenue	$77,259	$90,976
Cost of revenue	44,613	53,015
Gross profit	32,646	37,961
Selling and marketing expenses	17,693	19,489
General and administrative expenses	21,111	24,348
Loss from operations	(6,158)	(5,876)
Interest expense	(383)	(523)
Other income, net	226	73
Loss before income taxes	(6,315)	(6,326)
Income tax benefit	579	708
Net loss	$(5,736)	$(5,618)

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023
Net revenue	100%	100%
Cost of revenue	58	58
Gross profit	42	42
Selling and marketing expenses	23	21
General and administrative expenses	27	27
Loss from operations	(8)	(6)
Interest expense	—	(1)
Other income, net	—	—
Loss before income taxes	(8)	(7)
Income tax benefit	1	1
Net loss	(7)%	(6)%

Comparisons for the Thirteen Weeks Ended March 31, 2024 and April 2, 2023

Net Revenue

Net revenue decreased in the thirteen weeks ended March 31, 2024 by $13.7 million, or 15%, compared to the thirteen weeks ended April 2, 2023. The decrease is primarily the result of a 17% decrease in Total Orders Placed, as well as higher return rates, partially offset by higher AOV compared to the thirteen weeks ended April 2, 2023.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended March 31, 2024 compared to the same period of the prior year by $8.4 million, or 16%, compared to the same period last year, which was primarily driven by the impact of lower net revenue.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the thirteen weeks ended March 31, 2024 by $1.8 million, or 9%, compared to the thirteen weeks ended April 2, 2023 due to lower  marketing spend and favorability in merchant processing fees due to the lower sales volume.

General and Administrative Expenses

General and administrative expenses decreased by $3.2 million in the thirteen weeks ended March 31, 2024, or 13%, compared to the thirteen weeks ended April 2, 2023. The decrease was primarily due to $2.8 million decrease in stock based compensation expense and a decrease of $0.8 million in variable labor and benefits associated with lower sales volume and operational efficiencies.  This was partially offset by an increase in fixed labor and benefits.

Interest Expense

Interest expense decreased in the thirteen weeks ended March 31, 2024 by $0.1 million, or 27%, compared to the thirteen weeks ended April 2, 2023. The decrease is attributable to lower average borrowings related to the Revolving Facility.

Income Tax Benefit

Income tax benefit in the thirteen weeks ended March 31, 2024 decreased by $0.1 million to a benefit of $0.6 million, compared to a benefit of $0.7 million in the thirteen weeks ended April 2, 2023.

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

Credit Facilities

During November 2021, we entered into the 2021 Credit Agreement with Bank of America to provide a revolving facility that provides for borrowings up to $50.0 million. During the term of the 2021 Credit Agreement, we may increase the aggregate amount of the 2021 Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the 2021 Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the 2021 Credit Agreement may be used to issue letters of credit up to $7.5 million. During the thirteen weeks ended March 31, 2024, the Company borrowed $10.0 million under the 2021 Revolving Facility and repaid $12.0 million of the outstanding balance. The 2021 Revolving Facility matures on November 15, 2024, while the Letter of Credit matures on November 8, 2024. As of March 31, 2024, we had $6.0 million outstanding under the 2021 Revolving Facility and had utilized $0.3 million under the Letter of Credit. Subject to the satisfaction of certain conditions under the 2021 Credit Agreement, as of March 31, 2024, the Company had $43.7 million available for borrowing under the 2021 Revolving Facility and $7.2 million available to issue letters of credit. For further information on the 2021 Credit Agreement and Revolving Facility, see Note 5, Debt.

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

Availability and Use of Cash

As of March 31, 2024, we had cash and cash equivalents of $5.4 million. We believe that our cash and cash equivalents, cash flows from operations and the available borrowings under our Revolving Facility, will be sufficient to meet our capital expenditures, working capital needs and debt repayments for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2023 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirteen Weeks Ended
	March 31,	April 2,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$6,947	$3,705
Investing activities	(959)	(1,069)
Financing activities	(3,005)	(5,026)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,983	$(2,390)

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the thirteen weeks ended March 31, 2024, net cash provided by operating activities increased by $3.2 million, as compared to the same period in 2023. The increase was largely due to a $2.8 million reduction in inventory purchases due to lower sales and efficient inventory management, $2.5 million increase related to accrued expenses and other current liabilities mainly due to an increase in accrued inventory due to normal inventory builds ahead of our peak sales season, increase in return reserve due to a higher mix of product categories with higher return rates, and a timing related increase in accrued marketing. There was also a $1.6 million reduction in accounts receivable and a $0.9 million decrease related to assets for recovery, both attributed to lower sales, and $0.4 million timing-related decrease in prepaids and other current assets. This was partially offset by an increase of $0.5 million in net loss after adjusting for non-cash items, a decrease of $2.2 million in accounts payable primarily related to the timing of payments related to our credit card payables, an increase of $1.8 million in income taxes refund receivable, $0.4 million decrease related to other current liabilities and a $0.1 million decrease related to operating lease liabilities.

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

During the thirteen weeks ended March 31, 2024, as compared to the same period in 2023, net cash used in investing activities decreased by $0.1 million. This was attributable to $0.2 million less invested in capitalized software development costs and $0.1 million higher capital expenditures for furniture, leasehold improvements, equipment, and construction in progress for our general operations.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our 2021 Revolving Facility.

During the thirteen weeks ended March 31, 2024, net cash used in financing activities decreased by $2.0 million compared to the same period in 2023. The decrease was primarily due to $8.0 million higher borrowings on our 2021 Revolving Facility which was offset by $5.0 million higher repayment on our 2021 Revolving Facility, $0.5 million increase of finance lease payments primarily attributed to new finance leases for distribution center equipment, $0.4 million increase in withholding tax payments related to vesting of RSUs and $0.1 million decrease in proceeds received from issuance of common stock under our ESPP.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments as disclosed in our 2023 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2023 10-K and the notes to the audited consolidated financial statements appearing elsewhere in our 2023 10-K. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 2023 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our exposure to market risk from that discussed in our 2023 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2023 10-K. There have been no material changes to the risk factors previously disclosed in our 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Stock Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program that will allow the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "Repurchase Program").  Under the Repurchase Program, the Company may repurchase shares of common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The timing, volume and nature of such purchases will be determined at the sole discretion of the Company's management at prices the Company considers attractive and in the best interests of the Company, subject to the availability of stock, general market conditions, trading price, alternate uses for capital, the Company's financial performance, and applicable securities laws.  The Repurchase Program may be modified, extended or terminated by the Company’s Board of Directors at any time

Securities Trading Plans of Directors and Executive Officers

During the thirteen weeks ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	Second Amendment to Employment Agreement, dated as of January 9, 2024, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Mark Vos.	8-K	001-41059	10.1	01/10/2024
10.2	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement.	8-K	001-41059	10.2	01/10/2024
10.3	Second Amendment to Lulu's Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program.	10-K	001-41059	10.38	03/06/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: May 8, 2024	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)