Form 10-Q
period 2024-06-30
Lulu's Fashion Lounge Holdings, Inc.
filed 2024-08-14
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 41,771,889 shares of the registrant’s common stock, par value $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,781	$2,506
Accounts receivable	3,786	3,542
Inventory, net	37,667	35,472
Assets for recovery	3,644	3,111
Income tax refund receivable	2,559	2,510
Prepaids and other current assets	5,752	5,379
Total current assets	55,189	52,520
Property and equipment, net	4,693	4,712
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	2,968	3,263
Lease right-of-use assets	26,863	29,516
Other noncurrent assets	1,602	5,495
Total assets	$145,254	$149,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,890	$8,900
Accrued expenses and other current liabilities	27,664	18,343
Returns reserve	11,623	7,854
Stored-value card liability	15,143	13,142
Revolving line of credit	—	8,000
Lease liabilities, current	5,662	5,648
Total current liabilities	71,982	61,887
Lease liabilities, noncurrent	22,460	25,427
Other noncurrent liabilities	2,101	1,179
Total liabilities	96,543	88,493
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 41,739,875 and 40,618,206 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	42	41
Additional paid-in capital	258,493	254,116
Accumulated deficit	(209,737)	(193,205)
Treasury stock, at cost, 47,850 shares and zero shares as of June 30, 2024, and December 31, 2023, respectively	(87)	—
Total stockholders' equity	48,711	60,952
Total liabilities and stockholders' equity	$145,254	$149,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
Net revenue	$91,966	$106,122	$169,225	$197,098
Cost of revenue	50,083	58,726	94,696	111,741
Gross profit	41,883	47,396	74,529	85,357
Selling and marketing expenses	24,914	24,670	42,607	44,159
General and administrative expenses	21,436	24,396	42,547	48,744
Loss from operations	(4,467)	(1,670)	(10,625)	(7,546)
Interest expense	(270)	(426)	(653)	(949)
Other income, net	272	373	498	446
Loss before provision for income taxes	(4,465)	(1,723)	(10,780)	(8,049)
Income tax provision	(6,331)	(874)	(5,752)	(166)
Net loss and comprehensive loss	(10,796)	(2,597)	(16,532)	(8,215)

Basic loss per share	$(0.26)	$(0.07)	$(0.40)	$(0.21)
Diluted loss per share	$(0.26)	$(0.07)	$(0.40)	$(0.21)
Basic weighted-average shares outstanding	41,356,780	39,680,908	41,188,150	39,457,607
Diluted weighted-average shares outstanding	41,356,780	39,680,908	41,188,150	39,457,607

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Twenty-Six Weeks Ended June 30, 2024
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2023	40,618,206	$41	$254,116	$(193,205)	—	$—	$60,952
Issuance of common stock for vesting of restricted stock units (RSUs), net of forfeiture	983,460	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	52,043	—	167	—	—	—	167
Shares withheld for withholding tax on RSUs	(396,708)	—	(660)	—	—	—	(660)
Forfeited shares of restricted stock	(1,035)	—	—	—	—	—	—
Equity-based compensation	—	—	3,023	—	—	—	3,023
Net loss and comprehensive loss	—	—	—	(5,736)	—	—	(5,736)
Balance as of March 31, 2024	41,255,966	$41	$256,646	$(198,941)	—	$—	$57,746
Issuance of common stock for vesting of RSUs	575,697	1	—	—	—	—	1
Issuance of common stock under 2023 Bonus Plan	95,588		10				10
Shares withheld for withholding tax on RSUs	(151,001)	—	(280)	—	—	—	(280)
Shares withheld for withholding tax on 2023 Bonus Plan	(36,375)		(54)				(54)
Equity-based compensation	—	—	2,171	—	—	—	2,171
Repurchase of common stock	—	—	—	—	(47,850)	(87)	(87)
Net loss and comprehensive loss	—	—	—	(10,796)	—	—	(10,796)
Balance as of June 30, 2024	41,739,875	$42	$258,493	$(209,737)	(47,850)	$(87)	$48,711

	For the Twenty-Six Weeks Ended July 2, 2023
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of January 1, 2023	39,259,328	$39	$238,725	$(173,871)	—	$—	$64,893
Issuance of common stock for vesting of RSUs	491,769	1	—	—	—	—	1
Issuance of common stock for special compensation award	208,914	—	—	—	—	—	—
Issuance of common stock for ESPP	47,502	—	269	—	—	—	269
Shares withheld for withholding tax on RSUs	(277,606)	—	(662)	—	—	—	(662)
Forfeited shares of restricted stock	(2,720)	—	—	—	—	—	—
Equity-based compensation	—	—	4,892	—	—	—	4,892
Net loss and comprehensive loss	—	—	—	(5,618)	—	—	(5,618)
Balance as of April 2, 2023	39,727,187	$40	$243,224	$(179,489)	—	$—	$63,775
Issuance of common stock for vesting of RSUs	634,567	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(220,843)	—	(558)	—	—	—	(558)
Equity-based compensation	—	—	4,054	—	—	—	4,054
Net loss and comprehensive loss	—	—	—	(2,597)	—	—	(2,597)
Balance as of July 2, 2023	40,140,911	$40	$246,720	$(182,086)	—	$—	$64,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(16,532)	$(8,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,710	2,306
Noncash lease expense	1,956	1,753
Amortization of debt discount and debt issuance costs	78	78
Equity-based compensation expense	4,128	9,029
Deferred income taxes	3,802	(1,569)
Changes in operating assets and liabilities:
Accounts receivable	(244)	797
Inventories	(2,195)	(3,046)
Assets for recovery	(533)	(859)
Income taxes (receivable) payable	(50)	1,653
Prepaid and other current assets	(373)	(497)
Accounts payable	2,980	3,916
Accrued expenses and other current liabilities	15,221	4,756
Operating lease liabilities	(1,928)	(1,635)
Other noncurrent liabilities	1,617	(116)
Net cash provided by operating activities	10,637	8,351
Cash Flows from Investing Activities
Capitalized software development costs	(738)	(1,026)
Purchases of property and equipment	(885)	(726)
Net cash used in investing activities	(1,623)	(1,752)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	20,000	5,000
Repayments on revolving line of credit	(28,000)	(15,000)
Proceeds from issuance of common stock under employee stock purchase plan (ESPP)	167	269
Principal payments on finance lease obligations	(1,056)	(497)
Withholding tax payments related to vesting of RSUs and 2023 Bonus Plan	(763)	(637)
Repurchase of common stock	(87)	—
Other	—	(6)
Net cash used in financing activities	(9,739)	(10,871)
Net decrease in cash, cash equivalents and restricted cash	(725)	(4,272)
Cash and cash equivalents at beginning of period	2,506	10,219
Cash and cash equivalents at end of period	$1,781	$5,947
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2024	2023
Supplemental Disclosure
Cash paid during the period for:
Income taxes, net	$386	$82
Interest	$593	$918
Operating leases	$2,800	$2,595
Finance leases	$1,110	$549

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets acquired under operating lease obligations	$—	$17
Assets acquired under finance lease obligations	$31	$983
Purchases of property and equipment included in accounts payable and accrued expenses	$262	$29
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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirteen and twenty-six weeks ended June 30, 2024, the Company incurred net losses of $10.8 million and $16.5 million, respectively.

In November 2021 the Company entered into a Credit Agreement (the “2021 Credit Agreement”) with Bank of America to provide a Revolving Facility (the “2021 Revolving Facility”) that provided for borrowings up to $50.0 million. The 2021 Credit Agreement contained various financial covenants and had a maturity date of November 15, 2024 as described in Note 5, Debt.  As of June 30, 2024, the Company had total cash and cash equivalents of $1.8 million and no amounts due under the 2021 Revolving Facility.

On July 22, 2024, the Company entered into an amendment to the 2021 Credit Agreement (the “2024 Amended Credit Agreement”) as described in Note 13, Subsequent Events.

The Company continues to take certain cash conservation measures, including adjustments to marketing and other variable and capital spend to meet its obligations as needed. As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal years ending December 29, 2024 and ended December 31, 2023 consist of 52-weeks.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations for the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023 and its cash flows for the twenty-six weeks ended June 30, 2024 and July 2, 2023. The results of operations for the twenty-six weeks ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2024 or for any other future annual or interim period.

The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 6, 2024.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below and within the "Recently Issued Accounting Pronouncements" section.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. Such amounts may exceed federally insured limits. The Company reduces credit risk by

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of June 30, 2024 and December 31, 2023,  no single customer represented greater than 10% of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023 was not material.

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

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 31, 2023	$50	$13,142
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,549)
Increase due to cash received, excluding amounts recognized as revenue during the period	230	1,616
Balance as of March 31, 2024	230	13,209
Revenue recognized that was included in contract liability balance at the beginning of the period	(230)	(1,042)
Increase due to cash received, excluding amounts recognized as revenue during the period	89	2,976
Balance as of June 30, 2024	89	15,143

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 1, 2023	$69	$10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(69)	(1,720)
Increase due to cash received, excluding amounts recognized as revenue during the period	122	2,022
Balance as of April 2, 2023	122	11,130
Revenue recognized that was included in contract liability balance at the beginning of the period	(122)	(1,129)
Increase due to cash received, excluding amounts recognized as revenue during the period	98	2,355
Balance as of July 2, 2023	98	12,356

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $20.0 million and $19.5 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively, and $33.1 million and $34.5 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed using net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders represents net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding. Due to the net loss for all periods presented, no potentially dilutive securities had an impact on diluted loss per share for any period.

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Stock options	161,397	161,397	161,397	161,397
Unvested restricted stock	9,140	57,287	9,140	57,287
Unvested RSUs	4,327,969	4,033,576	4,327,969	4,033,576
PSUs	2,161,571	1,811,571	2,161,571	1,811,571
ESPP shares	103,766	137,847	103,766	137,847
2023 Bonus Plan	—	210,381	—	210,381
Total	6,763,843	6,412,059	6,763,843	6,412,059

2024 Stock Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital.

As of June 30, 2024, $2.4 million remained available under the 2024 Repurchase Program authorization. The table below summarizes the share repurchase activity during the thirteen and twenty-six weeks ended June 30, 2024 under our 2024 Repurchase Program:

Maximum Dollar Value
	Total Number	Weighted	Aggregate	of Shares that May Yet
	of Shares	Average Price	Purchase	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Price (2)	the Plan
Thirteen and twenty-six weeks ended June 30, 2024	47,850	$1.82	$87,243	2,412,757

(1)	The shares of common stock were purchased in open market transactions pursuant to a 10b5-1 purchase plan entered into by the Company.
(2)	Amount includes broker commissions

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Accordingly, the Company performed an interim quantitative assessment as of March 31, 2024 using a market-based quantitative assessment utilizing a combination of the (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change. The results from the quantitative assessment indicated that the fair value exceeded the carrying value by approximately 17%.

As of June 30, 2024, the Company performed a qualitative assessment of its goodwill, tradename and intangible assets and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. As a result, there was no impairment relating to the goodwill, tradename and intangible assets as of June 30, 2024.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and revolving line of credit. As of June 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s 2021 Revolving Facility that provides for borrowings up to $50.0 million (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	June 30,	December 31,
	in Years	2024	2023
Leasehold improvements	3 – 9	$4,888	$4,314
Equipment	3 – 7	3,773	3,053
Furniture and fixtures	3 – 7	2,019	2,151
Construction in progress		49	688
Total property and equipment		10,729	10,206
Less: accumulated depreciation and amortization		(6,036)	(5,494)
Property and equipment, net		$4,693	$4,712

Depreciation and amortization of property and equipment for the thirteen weeks ended June 30, 2024 and July 2, 2023 was $0.8 million and $0.7 million, respectively, and for the twenty-six weeks ended June 30, 2024 and July 2, 2023, was $1.6 million and $1.4 million, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation and benefits	$4,928	$5,057
Accrued marketing	7,880	5,002
Accrued inventory	8,746	4,151
Accrued freight	1,727	1,940
Other	4,383	2,193
Accrued expenses and other current liabilities	$27,664	$18,343

5.Debt

2021 Credit Agreement and 2021 Revolving Facility

On November 15, 2021, we entered into the 2021 Credit Agreement with Bank of America to provide the 2021 Revolving Facility that provided for borrowings up to $50.0 million. During the term of the 2021 Credit Agreement, the Company could have increased the aggregate amount of the 2021 Revolving Facility up to an additional $25.0 million (for maximum aggregate lender commitments of up to $75.0 million), subject to the satisfaction of certain conditions under the 2021 Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the 2021 Credit Agreement could have been used to issue letters of credit up to $7.5 million. During the twenty-six weeks ended June 30, 2024, the Company borrowed $20.0 million under the 2021 Revolving Facility and repaid $28.0 million of the outstanding balance. The 2021 Revolving Facility had a maturity date of November 15, 2024. On July 22, 2024, we entered into the 2024 Amended Credit Agreement as described in Note 13, Subsequent Events. As of June 30, 2024, the Company had $0.3 million outstanding under the Letter of Credit. Subject to the satisfaction of certain conditions under the 2021 Credit Agreement, as of June 30, 2024, the Company had $49.7 million available for borrowing under the 2021 Revolving Facility and $7.2 million available to issue under letters of credit.

All borrowings under the 2021 Credit Agreement accrued interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The 2021 Revolving Facility contained a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. Additionally, a commitment fee of 37.5 basis points was assessed on unused commitments under the 2021 Revolving Facility, taking into account the sum of outstanding borrowings and letter of credit obligations. As of June 30, 2024, the interest rate for the 2021 Revolving Facility was 7.2%, and during the thirteen and twenty-six weeks ended June 30, 2024, the weighted average interest rate for the 2021 Revolving Facility was 10.1% and 8.8%, respectively.

Amounts borrowed under the 2021 Credit Agreement were collateralized by all assets of the Company. The 2021 Credit Agreement contained various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities. Immediately upon the occurrence and during the continuance of an event of default, including the noncompliance with the above covenants, the lender could have increased the interest rate per annum by 2.0% above the rate that would be otherwise applicable. As of June 30, 2024, management determined that the Company was in compliance with all financial covenants.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2021 Revolving Facility, are included in other non-current assets in the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs recorded within other non-current assets were $0.1 million and $0.1 million, respectively.

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

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. The Company had immaterial remaining obligations for the base rent related to the short-term leases as of June 30, 2024 and July 2, 2023.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2024, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2024 (remaining six months)	$2,839	$673	$3,512
2025	6,264	1,512	7,776
2026	4,970	259	5,229
2027	5,138	82	5,220
2028	5,252	13	5,265
Thereafter	6,380	2	6,382
Total undiscounted lease payment	30,843	2,541	33,384
Present value adjustment	(5,159)	(103)	(5,262)
Total lease liabilities	25,684	2,438	28,122
Less: lease liabilities, current	(4,221)	(1,441)	(5,662)
Lease liabilities, noncurrent	$21,463	$997	$22,460

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

As of June 30, 2024, the Company has received a cease and desist letter alleging intellectual property infringement. This matter has not proceeded to litigation as of the date of this report. In the thirteen weeks ended June 30, 2024, the Company recorded a loss contingency accrual of $1.7 million for estimated losses that we expect to incur in connection with this claim, and a related anticipated and contingent insurance receivable of $1.3 million. These accruals are based on currently available information and may change as new information becomes available or circumstances change.

During the normal course of business, the Company may be a party to claims that may not be covered wholly or partially by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, other than as discussed above, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of June 30, 2024, other than as discussed above, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

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

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value ("common stock") as of June 30, 2024 and December 31, 2023, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of June 30, 2024, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, and 1,345,832 shares of common stock available for future issuance under the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,368,288 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), respectively. Both equity plans are further described in Note 10, Equity-Based Compensation.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

registration also included 3,200,000 and 800,000 shares for the Omnibus Equity Plan and the ESPP, respectively, representing two years’ worth of estimated future automatic increases in availability for these plans.

On March 8, 2023, the Company’s Board of Directors approved the Fiscal 2023 Bonus Plan (the “2023 Bonus Plan”) that granted RSUs to eligible employees on April 1, 2024, in lieu of a cash bonus. On April 1, 2024, 95,912 RSUs were awarded to eligible employees under the 2023 Bonus Plan, and all such RSUs vested fully on that date subject to any forfeitures.

On June 29, 2023, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 2,000,000 shares of the Company's common stock under the Omnibus Equity Plan corresponding to the increase in shares approved by stockholders at the 2023 annual meeting of stockholders.

As of June 30, 2024, the Company had 1,345,832 and 1,368,288 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and twenty-six weeks ended June 30, 2024, equity-based compensation expense related to our ESPP was immaterial. During the thirteen weeks ended March 31, 2024 and April 2, 2023, the Company issued 52,043 shares and 47,502 shares, respectively, pursuant to the ESPP six-month purchase period ended February 26, 2024 and February 25, 2023, respectively.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen and twenty-six weeks ended June 30, 2024, the Company utilized the following assumptions:

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Former CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (the “McCreight IPO Employment Agreement”) with the former CEO, David McCreight, and granted stock options under the 2021 Equity Plan to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO. As previously disclosed on a Form 8-K filed on February 13, 2023 (the “February 13 8-K”), Mr. McCreight voluntarily forfeited 161,396 unvested stock options of the Company. During the thirteen weeks ended April 2, 2023, the forfeiture of 161,396 unvested stock options resulted in immediate acceleration of the remaining $1.2 million of compensation expense which was recorded to general and administrative expense. As previously disclosed in the February 13 8-K, the Company and David McCreight also entered into the First Amendment to Lulu’s Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement that extends the post-termination exercise period of 161,397 vested stock options from 90 days to three (3) years from a termination of service other than for cause, death or disability.

Under the McCreight IPO Employment Agreement and subject to ongoing employment, and in light of the closing of the IPO, the former CEO received two bonuses, each of which were settled in 208,914 fully-vested shares of the Company’s common stock. The Company recognized the final $0.4 million of equity-based compensation expense related to this award in the thirteen weeks ended April 2, 2023.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 31, 2023	161,397	$11.35	7.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of June 30, 2024	161,397	$11.35	6.79
Exercisable as of June 30, 2024	161,397	$11.35	6.79	$—
Vested and expected to vest as of June 30, 2024	161,397	$11.35	6.79	$—

Restricted Stock and Restricted Stock Units (“RSUs”)

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.1 million and $0.2 million during the thirteen and twenty-six weeks ended June 30, 2024, respectively, and $0.2 million and $0.4 million during the thirteen and twenty-six weeks ended July 2, 2023, respectively, related to the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

exchanged restricted stock. As of June 30, 2024, the unrecognized equity-based compensation expense for all restricted stock is $0.1 million and will be recognized over a weighted-average period of 0.33 years.

The following table summarizes the rollforward of unvested restricted stock during the twenty-six weeks ended June 30, 2024:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at December 31, 2023	23,379	$4.54
Restricted stock granted	—	—
Restricted stock vested	(13,204)	4.41
Restricted stock forfeited	(1,035)	4.54
Balance at June 30, 2024	9,140	$4.17

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

During the thirteen and twenty-six weeks ended June 30, 2024, the Company granted 37,274 and 1,951,345 RSUs, respectively, to certain executives (inclusive of the aforementioned RSU grants to Mr. Vos, Ms. Deady and Ms. Smith), and employees which are subject to various vesting schedules as set forth in the applicable employment agreement or RSU Award Agreements. During the thirteen and twenty-six weeks ended June 30, 2024, the Company granted 423,118 and 449,734 RSUs, respectively, to certain directors which vested immediately or pursuant to the Company’s Non-Employee Director Compensation Program. The Company recognized equity-based compensation expense of $1.7 million and $3.3 million during the thirteen and twenty-six weeks ended June 30, 2024, respectively, and $3.2 million and $6.0 million during the thirteen and twenty-six weeks ended July 2, 2023, respectively, related to the RSUs. As of June 30, 2024, the unrecognized equity-based compensation expense is $10.5 million and will be recognized over a weighted-average period of 2.05 years.

The following table summarizes the roll forward of unvested RSUs during the twenty-six weeks ended June 30, 2024:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 31, 2023	3,568,406	$3.14
RSUs granted	2,401,079	1.99
RSUs vested	(1,559,157)	2.86
RSUs forfeited	(82,359)	2.64
Balance at June 30, 2024	4,327,969	$2.61

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company recognized equity-based compensation expense of $0.4 million and $1.0 million during the thirteen and twenty-six weeks ended June 30, 2024, and $0.7 million and $0.9 million during the thirteen and twenty-six weeks ended July 2, 2023, related to the PSUs. As of June 30, 2024, the unrecognized equity-based compensation expense is $1.7 million for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.49 years.

The following table summarizes the rollforward of unvested PSUs during the twenty-six weeks ended June 30, 2024:

		Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 31, 2023	1,811,571	$2.65
PSUs granted	350,000	1.81
PSUs vested	—	—
PSUs forfeited	—	—
Balance at June 30, 2024	2,161,571	$2.51

11.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the provision for income taxes (in thousands):

	Thirteen Weeks Ended
	June 30,	July 2,
	2024	2023
Loss before provision for income taxes	$(4,465)	$(1,723)
Provision for income taxes	(6,331)	(874)
Effective tax rate	141.8%	50.7%

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2024	2023
Loss provision for income taxes	$(10,780)	$(8,049)
Provision for income taxes	(5,752)	(166)
Effective tax rate	53.4%	2.1%

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

The Company’s pre-tax loss for the period ended June 30, 2024 relative to the Company’s projected pre-tax income for fiscal 2024 yielded an annual effective tax rate, which was deemed to be appropriate or meaningful.  Based on this fact, the Company determined that the historical estimated annual effective tax rate method would provide a reliable estimate and was used for calculating the interim provision for the period ended June 30, 2024.

For the thirteen and twenty-six weeks ended June 30, 2024, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to the establishment of valuation allowance as the Company could not provide sufficient positive evidence that the deferred taxes will be more-likely-than-not realized in the future. For the thirteen and twenty-six weeks ended July 2, 2023, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to non-deductible executive compensation and non-deductible equity-based compensation expense.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company established a valuation allowance of $5.4 million during the thirteen weeks ended June 30, 2024.  This was comprised of a valuation allowance of $5.7 million for the net deferred taxes as of December 31, 2023 and an adjustment of $0.3 million for the twenty-six week period through June 30, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods.

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

13.Subsequent Events

2024 Amended Credit Agreement

On July 22, 2024, the Company entered into the 2024 Amended Credit Agreement. The 2024 Amended Credit Agreement provides for a nine-month extension of the maturity date to August 15, 2025.

The 2024 Amended Credit Agreement reduced the 2021 Revolving Facility from $50.0 million to $15.0 million, and further reduces the 2021 Revolving Facility to $10.0 million on March 31, 2025. Additionally, the 2024 Amended Credit Agreement reduced the letter of credit sublimit from $7.5 million to $5.0 million. Under the 2024 Amended Credit Agreement, the Company can increase the aggregate amount of the facility by $10.0 million, reduced from $25.0 million, subject to the satisfaction of certain conditions.

The 2024 Amended Credit Agreement revised the applicable interest rates for borrowings for the period commencing on July 22, 2024 through (but excluding) November 15, 2024 as follows: the Base Rate Loan increased from 0.75% to

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.25%, and the Term SOFR Loan and Letter of Credit Fees each increased from 1.75% to 2.25%. Beginning November 15, 2024, the Base Rate Loan will increase to 2.25% and the Term SOFR Loan and the Letter of Credit Fees will each increase to 3.25%. Additionally, the 2024 Amended Credit Agreement reduced the SOFR credit spread adjustment to 0.10%, which previously ranged from 0.11448% to 0.71513% depending on the SOFR tenor. The 2024 Amended Credit Agreement also added and modified certain financial covenants. Capitalized terms used without definition are as defined in the 2024 Amended Credit Agreement.

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales in the first six months of 2024 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. During the first six months of 2024, we have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirteen and twenty-six weeks ended June 30, 2024, we incurred net losses of $10.8 million and $16.5 million, respectively.

In November 2021, we entered into a Credit Agreement (the “2021 Credit Agreement”) with Bank of America to provide a Revolving Facility (the “2021 Revolving Facility”) that provided for borrowings up to $50.0 million. The 2021 Credit Agreement contained various financial covenants and had a maturity date of November 15, 2024 as described in Note 5, Debt.  As of June 30, 2024, we had total cash and cash equivalents of $1.8 million and no amounts due under the 2021 Revolving Facility.  On July 22, 2024, we entered into an amendment to the 2021 Credit Agreement (the “2024 Amended Credit Agreement”) as described in Note 13, Subsequent Events.

During the thirteen and twenty-six weeks ended June 30, 2024, we incurred net losses of $10.8 million and $16.5 million, respectively. Despite the net losses, we generated net cash provided from operating activities of $3.7 million and $10.6 million, for the thirteen and twenty-six weeks ended June 30, 2024, respectively.

For the next twelve months, we will continue to take certain cost reduction and cash conservation measures, including adjustments to marketing and other variable and capital spend to meet our obligations and work to secure additional debt financing as needed. As the ability to raise additional debt financing is outside of our control, we cannot conclude that our plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023

	(in thousands, except percentages and Average Order Value)
Gross Margin	45.5%	44.7%	44.0%	43.3%
Net loss	$(10,796)	$(2,597)	$(16,532)	$(8,215)
Adjusted EBITDA (1)	$(207)	$4,219	$(2,866)	$4,235
Adjusted EBITDA margin (1)	(0.2)%	4.0%	(1.7)%	2.1%
Active Customers	2,670	3,080	2,670	3,080
Average Order Value	$143	$135	$143	$132

(1)

For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”

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

Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net loss before interest expense, income taxes, depreciation and amortization adjusted to exclude the effects of equity-based compensation expense and other non-routine expenses. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.

To supplement our condensed consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA”, “Adjusted EBITDA Margin” (collectively referred to as “Adjusted EBITDA”) and “Free Cash Flow” which are non-GAAP financial measures. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect certain non-routine expenses that may represent a reduction in cash available to us;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements;
●	Free Cash Flow does not represent the total residual cash flow available for discretionary purposes; and
●	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, equity-based compensation expense and other non-routine expenses. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net loss	$(10,796)	$(2,597)	$(16,532)	$(8,215)
Depreciation and amortization	1,371	1,185	2,710	2,306
Interest expense	270	426	653	949
Income tax provision	6,331	874	5,752	166
Equity-based compensation expense (1)	2,194	4,331	4,128	9,029
Other non-routine expense (2)	423	-	423	-
Adjusted EBITDA	$(207)	$4,219	$(2,866)	$4,235
Net loss margin	(11.7)%	(2.4)%	(9.8)	(4.2)
Adjusted EBITDA Margin	(0.2)%	4.0%	(1.7)%	2.1%

(1)	The thirteen weeks ended June 30, 2024 and July 2, 2023 include equity-based compensation expense for restricted stock units (“RSUs”) granted during the period and prior periods, as well as performance stock units (“PSUs”) and equity-based awards granted in prior periods. The twenty-six weeks ended June 30, 2024 include equity-based compensation expense for RSUs and PSUs granted during the period and prior periods, as well as equity-based awards granted in prior periods. The twenty-six weeks ended July 2, 2023 include equity-based compensation expense for PSUs granted during the period, RSUs granted during the period and prior periods, accelerated expense in the period associated with the voluntary forfeiture of stock options, and equity-based awards granted in prior periods.

(2)	The thirteen and twenty-six weeks ended June 30, 2024 include non-routine expenses related to a legal reserve accrual net of an anticipated and contingent insurance receivable. See Note 7, Commitments and Contingencies - Litigation and Other, in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment.  We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net cash provided by operating activities	$3,690	$4,646	$10,637	$8,351
Capitalized software development costs	(341)	(475)	(738)	(1,026)
Purchases of property and equipment	(323)	(208)	(885)	(726)
Free Cash Flow	$3,026	$3,963	$9,014	$6,599

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended June 30, 2024, we served 2.7 million Active Customers compared to 3.1 million for the trailing 12 months ended July 2, 2023.

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

Investment in Our Operations and Infrastructure

We will continue to invest in our operations and infrastructure to facilitate further operational efficiencies and growth of our business, while managing expenses to align with our net revenue expectations and goals to return to profitability. We will continue to set a high bar for any new investments or capital spending initiatives as we believe that a disciplined approach to capital spending will enable us to generate positive returns on our investments over the long term.

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

Provision for Income Taxes

The provision for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to the establishment of valuation allowance as the Company could not provide sufficient positive evidence that the deferred taxes will be more-likely-than-not realized in the future.  Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, tax audit settlements, and the interaction of various tax strategies.

We regularly assess the realizability of deferred tax assets and record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance of $5.4 million against certain federal and state deferred tax assets during the thirteen weeks ended June 30, 2024. This was comprised of a valuation allowance of $5.7 million for the net deferred tax assets as of December 31, 2023 and an adjustment of $0.3 million for the twenty-six week period through June 30, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods.

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue and net loss:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023

	(in thousands)
Net revenue	$91,966	$106,122	$169,225	$197,098
Cost of revenue	50,083	58,726	94,696	111,741
Gross profit	41,883	47,396	74,529	85,357
Selling and marketing expenses	24,914	24,670	42,607	44,159
General and administrative expenses	21,436	24,396	42,547	48,744
Loss from operations	(4,467)	(1,670)	(10,625)	(7,546)
Interest expense	(270)	(426)	(653)	(949)
Other income, net	272	373	498	446
Loss before income taxes	(4,465)	(1,723)	(10,780)	(8,049)
Income tax provision	(6,331)	(874)	(5,752)	(166)
Net loss	$(10,796)	$(2,597)	$(16,532)	$(8,215)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of revenue	54	55	56	57
Gross profit	46	45	44	43
Selling and marketing expenses	28	24	25	22
General and administrative expenses	23	23	25	25
Loss from operations	(5)	(2)	(6)	(4)
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Loss before income taxes	(5)	(2)	(6)	(4)
Income tax provision	(7)	(1)	(3)	—
Net loss	(12)%	(3)%	(9)%	(4)%

Comparisons for the Thirteen Weeks Ended June 30, 2024 and July 2, 2023

Net Revenue

Net revenue decreased in the thirteen weeks ended June 30, 2024 by $14.2 million, or 13%, compared to the thirteen weeks ended July 2, 2023. The decrease is primarily the result of a 14% decrease in Total Orders Placed, as well as higher return rates, partially offset by higher AOV compared to the thirteen weeks ended July 2, 2023.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended June 30, 2024 by $8.6 million, or 15% compared to the same period of the prior year, which was primarily driven by the impact of lower net revenue.

Gross Profit

Gross profit decreased in the thirteen weeks ended June 30, 2024 by $5.5 million, or 12% compared to the same period of the prior year which was primarily driven by the impact of the lower volume of sales.

Selling and Marketing Expenses

Selling and marketing expenses increased in the thirteen weeks ended June 30, 2024 by $0.2 million, or 1%, compared to the thirteen weeks ended July 2, 2023, primarily due to higher brand marketing spend as we invested more in brand awareness.

General and Administrative Expenses

General and administrative expenses decreased by $3.0 million in the thirteen weeks ended June 30, 2024, or 12%, compared to the thirteen weeks ended July 2, 2023. The decrease was primarily due to a $1.3 million decrease in variable labor and benefits associated with lower sales volume and operational efficiencies, and a $2.1 million decrease related to equity-based awards, along with a $0.6 million decrease in D&O liability insurance and legal and professional fees. This was partially offset by a $0.4 million increase in non-routine items accruals, a $0.5 million increase in software, travel fixed labor, depreciation and amortization, and a $0.1 million increase in rent expense predominately due to our Melrose store.

Interest Expense

Interest expense decreased in the thirteen weeks ended June 30, 2024 by $0.2 million, or 37%, compared to the thirteen weeks ended July 2, 2023. The decrease is attributable to lower average borrowings, offset by higher interest rates driving increased interest expense and unused fees related to the 2021 Revolving Facility.

Income Tax Provision

Our income tax provision in the thirteen weeks ended June 30, 2024 increased by $5.4 million, to $6.3 million compared to a provision of $0.9 million in the thirteen weeks ended July 2, 2023. The increase was primarily due to the valuation allowance tax expense that was recorded against federal and state deferred tax assets.

Comparisons for the Twenty-Six Weeks Ended June 30, 2024 and July 2, 2023

Net Revenue

Net revenue decreased in the twenty-six weeks ended June 30, 2024 by $27.9 million, or 14%, compared to the twenty-six weeks ended July 2, 2023. The decrease is primarily the result of a 15% decrease in Total Orders Placed, as well as higher return rates, partially offset by higher AOV compared to the twenty-six weeks ended July 2, 2023.

Cost of Revenue

Cost of revenue decreased in the twenty-six weeks ended June 30, 2024 by $17.0 million, or 15%, compared to the twenty-six weeks ended July 2, 2023, which was primarily driven by the impact of lower net revenue.

Gross Profit

Gross profit decreased in the twenty-six weeks ended June 30, 2024 by $10.8 million, or 13% compared to the twenty-six weeks ended July 2, 2023, which was primarily driven by the impact of the lower volume of sales.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the twenty-six weeks ended June 30, 2024 by $1.6 million, or 4%, compared to the twenty-six weeks ended July 2, 2023 due to lower performance marketing spend and favorability in merchant processing fees due to the lower sales volume, partially offset by higher brand marketing spend as we invested more in brand awareness.

General and Administrative Expenses

General and administrative expenses decreased by $6.2 million in the twenty-six weeks ended June 30, 2024, or 13%, compared to the twenty-six weeks ended July 2, 2023. The decrease was primarily due to a $4.9 million decrease in equity based compensation expense, a $2.1 million decrease in variable labor and benefits costs primarily associated with lower sales volume and operational efficiencies, and a $0.6 million decrease in D&O insurance costs, partially offset by $0.5 million higher fixed labor costs, a $0.4 million increase in non-routine items accruals, a $0.3 million increase in depreciation and amortization and a $0.2 million increase in software expenses.

Interest Expense

Interest expense decreased in the twenty-six weeks ended June 30, 2024 by $0.3 million, or 31%, compared to the twenty-six weeks ended July 2, 2023. The decrease is attributable to lower average borrowings, partially offset by higher interest rates driving increased interest expense and unused fees related to the 2021 Revolving Facility.

Income Tax Provision

Our income tax provision in the twenty-six weeks ended June 30, 2024 increased by $5.6 million to $5.8 million, compared to a provision of $0.2 million in the twenty-six weeks ended July 2, 2023. The increase was primarily due to the valuation allowance tax expense that was recorded against federal and state deferred tax assets.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Our net revenue is typically highest in the second and third quarters due to the highest demand for event dresses in the spring and summer. Net revenue is typically the lowest in the first and fourth quarters when event dresses are less in demand. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities and borrowings under our 2021 Revolving Facility, as amended by the 2024 Amended Credit Agreement. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with distribution, network expansion and capitalized software and debt service requirements.

Credit Facilities

On November 15, 2021, we entered into the 2021 Credit Agreement with Bank of America to provide the 2021 Revolving Facility that provided for borrowings up to $50.0 million. During the twenty-six weeks ended June 30, 2024, we borrowed $20.0 million under the 2021 Revolving Facility and repaid $28.0 million of the outstanding balance. As of June 30, 2024, we had $0.3 million outstanding under the Letter of Credit. Subject to the satisfaction of certain conditions under the 2021 Credit Agreement, as of June 30, 2024, we had $49.7 million available for borrowing under the 2021 Revolving Facility and $7.2 million available to issue letters of credit. For further information on the 2021 Credit Agreement and Revolving Facility, see Note 5, Debt.

The 2021 Revolving Facility had a maturity date of November 15, 2024, and borrowings thereunder accrued interest at a rate equal to, at our option, either (x) the term SOFR rate, plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%). The 2021 Revolving Facility contained a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.50:1.00, stepping down to 2.00:1.00 after 18 months. A commitment fee of 37.5 basis points was assessed on unused commitments under the 2021 Revolving Facility.

On July 22, 2024, we entered into the 2024 Amended Credit Agreement as described in Note 13, Subsequent Events. The 2024 Amended Credit Agreement reduced the 2021 Revolving Facility to $15.0 million and further reduces the 2021 Revolving Facility to $10.0 million on March 31, 2025. During the term of the 2024 Amended Credit Agreement, we may increase the aggregate amount of the facility up to an additional $10.0 million, subject to the satisfaction of certain conditions under the 2024 Amended Credit Agreement, including obtaining the consent of the administrative agent and an increased commitment from existing or new lenders. In addition, the 2024 Amended Credit Agreement may be used to issue letters of credit up to $5.0 million.

The 2024 Amended Credit Agreement provides for a nine month extension of the maturity date to August 15, 2025, and borrowings thereunder will accrue interest at a rate equal to, at our option, either (x) the term SOFR rate, plus the applicable SOFR adjustment plus a margin of 2.25% per annum (up from 1.75%) or (y) the base rate plus a margin of 1.25% (up from 0.75%). The 2024 Amended Credit Agreement contains a financial maintenance covenant requiring a maximum total leverage ratio of no more than 2.00:1.00 for fiscal quarters ending on or after June 30, 2023. The 2024 Amended Credit Agreement also provides for a Consolidated Fixed Charge Coverage Ratio commencing June 30, 2024, to be no less than 1.15:1.0. A commitment fee of 37.5 basis points will be assessed on unused commitments under the 2024 Amended Credit Agreement. Capitalized terms used without definition are as defined in the 2024 Amended Credit Agreement.

Availability and Use of Cash

As of June 30, 2024, we had cash and cash equivalents of $1.8 million. We will continue to take certain cost reduction and cash conservation measures, including adjustments to marketing and other variable and capital spend to meet our obligations as needed. As the ability to raise additional debt financing is outside of our control, we cannot conclude that our plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2023 10-K and risk factors set forth in Part II of this Quarterly Report on Form 10-Q.

Repurchases Pursuant to the 2024 Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases will be funded from the Company’s existing cash and cash equivalents, or future cash flow. The 2024 Repurchase Program may be modified, suspended, or terminated at any time. During the thirteen and twenty-six weeks ended June 30, 2024, the Company repurchased 47,850 shares of common stock in open market transactions pursuant to a 10b5-1 purchase plan entered into by the Company. As of June 30, 2024, the Company had $2.4 million available under the 2024 Repurchase Program authorization. For further information on the 2024 Repurchase Program, see Note 2, Significant Accounting Policies.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$10,637	$8,351
Investing activities	(1,623)	(1,752)
Financing activities	(9,739)	(10,871)
Net decrease in cash, cash equivalents and restricted cash	$(725)	$(4,272)

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the twenty-six weeks ended June 30, 2024, net cash provided by operating activities increased by $2.2 million, as compared to the same period in 2023. The increase was largely due to a $10.5 million increase related to accrued expenses and other current liabilities mainly due to timing-related increases in accrued inventory of $5.2 million and accrued marketing of $2.4 million, a $1.7 million increase due to a non-routine legal reserve accrual,  and a $1.4 million increase in miscellaneous accruals. There was also a $1.7 million increase related to other current liabilities, $0.8 million reduction in inventory purchases and a $0.4 million decrease related to assets for recovery, both of which were attributed to lower sales, as well as a $0.1 million timing-related decrease in prepaids and other current assets. This was partially offset by an increase of $7.2 million in our net loss after adjusting for non-cash items, an increase of $1.8 million in income taxes refund receivable, an increase of $1.0 million in accounts receivable, a decrease of $1.0 million in accounts payable primarily related to the timing of payments related to our credit card payables and a $0.3 million decrease related to operating lease liabilities.

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

During the twenty-six weeks ended June 30, 2024, as compared to the same period in 2023, net cash used in investing activities decreased by $0.2 million. This was attributable to $0.3 million less invested in capitalized software development costs and $0.1 million higher capital expenditures for furniture, leasehold improvements, equipment, and construction in progress for our general operations.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our 2021 Revolving Facility.

During the twenty-six weeks ended June 30, 2024, net cash used in financing activities decreased by $1.2 million compared to the same period in 2023. The decrease was primarily due to higher net borrowings of $2.0 million on our 2021 Revolving Facility, $0.4 million increase in finance lease payments primarily attributed to leased equipment for our distribution facilities, $0.2 million increase in withheld tax payments related to vesting of RSUs, $0.1 million decrease in proceeds received from issuance of common stock under our ESPP and $0.1 million increase related to the 2024 Repurchase Program.

Contractual Obligations and Commitments

Other than the 2024 Amended Credit Agreement discussed in Note 13, Subsequent Events, there have been no other material changes to our contractual obligations and commitments as disclosed in our 2023 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2023 10-K and the notes to the audited consolidated financial statements appearing elsewhere in our 2023 10-K. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 2023 10-K.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies - Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial position and our results of operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, privacy claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. As of the date of this filing, we have received a cease and desist letter alleging intellectual property infringement that has not proceeded to formal legal proceedings. In the thirteen weeks ended June 30,

2024, the Company recorded a loss contingency accrual of $1.7 million for estimated losses that we expect to incur in connection with this claim, and a related anticipated and contingent insurance receivable of $1.3 million. While the outcome of this and other claims cannot be predicted with certainty, other than as discussed above, we do not believe that the outcome of these matters will have a material adverse effect on our business, financial condition, cash flows, or results of operations. Other than as discussed above, we are not presently a party to any legal proceedings that we believe would, if determined adversely to us, materially and adversely affect our future business, financial condition, cash flows, or results of operations.

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2023 10-K. Set forth below are material changes to our existing risk factors previously disclosed in the 2023 10-K. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2023 10-K.

We cannot guarantee that our 2024 Repurchase Program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Although our board of directors has authorized the 2024 Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of common stock. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including stock price, trading volume, market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. The 2024 Repurchase Program has no expiration date but it may be modified, suspended or terminated at any time, and we cannot guarantee that we will purchase shares up to the full dollar amount authorized by the 2024 Repurchase Program or that it will enhance long-term stockholder value. The failure to repurchase common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively affect our stock price. Furthermore, our execution of the share repurchase program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of the 2024 Repurchase Program may result in a decrease in the trading price of our common stock. In addition, the 2024 Repurchase Program could diminish our cash reserves.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases during the thirteen weeks ended June 30, 2024 is set forth in the table below.

			Total Number of	Maximum Dollar Value
	Total Number	Weighted	Shares Purchased	of Shares that May Yet
	of Shares	Average Price	as Part of the	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Publicly Announced Plan	the Plan
April 1, 2024 through April 30, 2024	-	$-	-	$-
May 1, 2024 through May 31, 2024	20,373	$1.78	20,373	$2,463,797
June 1, 2024 through June 30, 2024	27,477	$1.86	27,477	$2,412,757

(1)	On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. All shares repurchased during the thirteen weeks ended June 30, 2024 were repurchased in open market transactions pursuant to a 10b5-1 purchase plan entered into by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On June 13, 2024, David McCreight, a director of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 sales plan, which was entered into during an open trading window under the Company’s insider trading policy, provides for the sale of up to 633,000 shares of common stock.  The trading plan is intended to permit the orderly disposition of a portion of the director’s holdings as part of his long-term financial and tax plan. The 10b5-1 sales plan becomes effective on September 16, 2024 and will terminate on the earlier of September 17, 2025, the date all shares covered under the 10b5-1 sales plan are sold, or the date a termination event occurs as provided in the 10b5-1 sales plan.  The 10b5-1 sales plan can be modified or amended by Mr. McCreight during any open trading window under the Company’s insider trading policy.  No sales of shares have been made under the 10b5-1 sales plan.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	First Amendment to Credit Agreement, dated as of July 22, 2024, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A.	8-K	001-41059	10.1	07/25/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: August 14, 2024	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)