Form 10-Q
period 2024-09-29
Lulu's Fashion Lounge Holdings, Inc.
filed 2024-11-13
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2024, there were 42,030,938 shares of the registrant’s common stock, par value $0.001, outstanding.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 29, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023	6
	Condensed Consolidated Statements of Stockholders’ Equity for the thirty-nine weeks ended September 29, 2024 and October 1, 2023	7
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 29, 2024 and October 1, 2023	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	44
Signatures		45

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, and our other filings with the Securities and Exchange Commission (the "SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 29,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,308	$2,506
Accounts receivable	4,467	3,542
Inventory, net	38,477	35,472
Assets for recovery	4,852	3,111
Income tax refund receivable	2,562	2,510
Prepaids and other current assets	8,655	5,379
Total current assets	65,321	52,520
Property and equipment, net	4,376	4,712
Goodwill	35,430	35,430
Tradename	18,509	18,509
Intangible assets, net	2,850	3,263
Lease right-of-use assets	25,508	29,516
Other noncurrent assets	1,539	5,495
Total assets	$153,533	$149,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,371	$8,900
Accrued expenses and other current liabilities	26,621	18,343
Returns reserve	15,308	7,854
Stored-value card liability	16,042	13,142
Revolving line of credit	11,500	8,000
Lease liabilities, current	5,793	5,648
Total current liabilities	86,635	61,887
Lease liabilities, noncurrent	21,020	25,427
Other noncurrent liabilities	2,109	1,179
Total liabilities	109,764	88,493
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 41,912,709 and 40,618,206 shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	42	41
Additional paid-in capital	260,619	254,116
Accumulated deficit	(216,616)	(193,205)
Treasury stock, at cost, 178,143 shares and zero shares as of September 29, 2024 and December 31, 2023, respectively	(276)	—
Total stockholders' equity	43,769	60,952
Total liabilities and stockholders' equity	$153,533	$149,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
Net revenue	$80,515	$83,118	$249,740	$280,216
Cost of revenue	49,866	49,593	144,562	161,334
Gross profit	30,649	33,525	105,178	118,882
Selling and marketing expenses	17,624	16,825	60,231	60,984
General and administrative expenses	19,869	21,575	62,416	70,319
Loss from operations	(6,844)	(4,875)	(17,469)	(12,421)
Interest expense	(305)	(442)	(958)	(1,391)
Other income, net	281	270	779	716
Loss before benefit (provision) for income taxes	(6,868)	(5,047)	(17,648)	(13,096)
Income tax benefit (provision)	(11)	1,158	(5,763)	992
Net loss and comprehensive loss	(6,879)	(3,889)	(23,411)	(12,104)

Basic loss per share	$(0.16)	$(0.10)	$(0.57)	$(0.31)
Diluted loss per share	$(0.16)	$(0.10)	$(0.57)	$(0.31)
Basic weighted-average shares outstanding	41,702,122	40,103,152	41,358,919	39,672,938
Diluted weighted-average shares outstanding	41,702,122	40,103,152	41,358,919	39,672,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Thirty-Nine Weeks Ended September 29, 2024
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2023	40,618,206	$41	$254,116	$(193,205)	—	$—	$60,952
Issuance of common stock for vesting of restricted stock units (RSUs), net of forfeiture	983,460	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	52,043	—	167	—	—	—	167
Shares withheld for withholding tax on RSUs	(396,708)	—	(660)	—	—	—	(660)
Forfeited shares of restricted stock	(1,035)	—	—	—	—	—	—
Equity-based compensation	—	—	3,023	—	—	—	3,023
Net loss and comprehensive loss	—	—	—	(5,736)	—	—	(5,736)
Balance as of March 31, 2024	41,255,966	$41	$256,646	$(198,941)	—	$—	$57,746
Issuance of common stock for vesting of RSUs	575,697	1	—	—	—	—	1
Issuance of common stock under 2023 Bonus Plan	95,588	—	10	—	—	—	10
Shares withheld for withholding tax on RSUs	(151,001)	—	(280)	—	—	—	(280)
Shares withheld for withholding tax on 2023 Bonus Plan	(36,375)	—	(54)	—	—	—	(54)
Equity-based compensation	—	—	2,171	—	—	—	2,171
Repurchase of common stock	—	—	—	—	(47,850)	(87)	(87)
Net loss and comprehensive loss	—	—	—	(10,796)	—	—	(10,796)
Balance as of June 30, 2024	41,739,875	$42	$258,493	$(209,737)	(47,850)	$(87)	$48,711
Issuance of common stock for vesting of RSUs	122,792	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	57,693	—	72	—	—	—	72
Shares withheld for withholding tax on RSUs	(7,651)	—	(11)	—	—	—	(11)
Equity-based compensation	—	—	2,065	—	—	—	2,065
Repurchase of common stock	—	—	—	—	(130,293)	(189)	(189)
Net loss and comprehensive loss	—	—	—	(6,879)	—	—	(6,879)
Balance as of September 29, 2024	41,912,709	$42	$260,619	$(216,616)	(178,143)	$(276)	$43,769

	For the Thirty-Nine Weeks Ended October 1, 2023
				Additional							Total
	Common Stock			Paid-In		Accumulated		Treasury Stock			Stockholders'
	Shares	Amount		Capital		Deficit		Shares	Amount		Equity
Balance as of January 1, 2023	39,259,328		$39		$238,725		$(173,871)	—		$—		$64,893
Issuance of common stock for vesting of RSUs	491,769		1		—		—	—		—		1
Issuance of common stock for special compensation award	208,914		—		—		—	—		—		—
Issuance of common stock for ESPP	47,502		—		269		—	—		—		269
Shares withheld for withholding tax on RSUs	(277,606)		—		(662)		—	—		—		(662)
Forfeited shares of restricted stock	(2,720)		—		—		—	—		—		—
Equity-based compensation	—		—		4,892		—	—		—		4,892
Net loss and comprehensive loss	—		—		—		(5,618)	—		—		(5,618)
Balance as of April 2, 2023	39,727,187		$40		$243,224		$(179,489)	—		$—		$63,775
Issuance of common stock for vesting of RSUs	634,567		—		—		—	—		—		—
Shares withheld for withholding tax on RSUs	(220,843)		—		(558)		—	—		—		(558)
Equity-based compensation	—		—		4,054		—	—		—		4,054
Net loss and comprehensive loss	—		—		—		(2,597)	—		—		(2,597)
Balance as of July 2, 2023	40,140,911		$40		$246,720		$(182,086)	—		$—		$64,674
Issuance of common stock for vesting of RSUs	505,172		—		—		—	—		—		—
Issuance of common stock for employee stock purchase plan (ESPP)	52,775		—		218		—	—		—		218
Shares withheld for withholding tax on RSUs	(232,465)		—		(467)		—	—		—		(467)
Forfeited shares of restricted stock	(1,910)		—		—		—	—		—		—
Equity-based compensation	—		—		4,200		—	—		—		4,200
Net (loss) and comprehensive (loss)	—		—		—		(3,889)	—		—		(3,889)
Balance as of October 1, 2023	40,464,483	—	40	—	250,671	—	(185,975)	—	—	—	—	64,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(23,411)	$(12,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,102	3,546
Noncash lease expense	2,958	2,699
Amortization of debt discount and debt issuance costs	137	117
Loss on disposal of property and equipment	6	—
Equity-based compensation expense	6,150	13,366
Deferred income taxes	3,802	(2,281)
Changes in operating assets and liabilities:
Accounts receivable	(925)	470
Inventories	(3,005)	1,696
Assets for recovery	(1,741)	(1,853)
Income taxes (receivable) payable	(52)	2,243
Prepaid and other current assets	(3,276)	527
Accounts payable	2,512	3,620
Accrued expenses and other current liabilities	19,183	11,636
Operating lease liabilities	(2,931)	(2,464)
Other noncurrent liabilities	1,624	(118)
Net cash provided by operating activities	5,133	21,100
Cash Flows from Investing Activities
Capitalized software development costs	(1,144)	(1,550)
Purchases of property and equipment	(1,271)	(1,393)
Other	—	(66)
Net cash used in investing activities	(2,415)	(3,009)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	31,500	10,000
Repayments on revolving line of credit	(28,000)	(24,000)
Proceeds from issuance of common stock under Employee Stock Purchase Plan (ESPP)	239	487
Principal payments on finance lease obligations	(1,374)	(726)
Withholding tax payments related to vesting of RSUs and 2023 Bonus Plan	(1,005)	(1,199)
Repurchase of common stock	(276)	—
Other	—	(6)
Net cash provided by (used in) financing activities	1,084	(15,444)
Net increase in cash and cash equivalents	3,802	2,647
Cash and cash equivalents at beginning of period	2,506	10,219
Cash and cash equivalents at end of period	$6,308	$12,866
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2024	2023
Supplemental Disclosure
Cash paid during the period for:
Income taxes, net	$390	$82
Interest	$770	$1,325
Operating leases	$4,199	$3,885
Finance leases	$1,450	$807

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets acquired under operating lease obligations	$—	$1,053
Assets acquired under finance lease obligations	$42	$983
Purchases of property and equipment included in accounts payable and accrued expenses	$8	$98
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

Lulus LLC was founded in 1996, starting as a vintage boutique in Chico, CA that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of Lulus LLC’s outstanding common stock in 2014. The Company, through Lulus LLC, is a customer-driven, primarily online, digitally-native, attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at accessible prices for all of life’s fashionable moments.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirteen and thirty-nine weeks ended September 29, 2024, the Company incurred net losses of $6.9 million and $23.4 million, respectively.

In November 2021, the Company entered into a Credit Agreement (the “2021 Credit Agreement”) with Bank of America to provide a Revolving Facility (the “2021 Revolving Facility”) for borrowings up to $50.0 million. On July 22, 2024, the Company entered into the First Amendment to the Credit Agreement (the “2024 Amended Credit Agreement”) which extended the maturity date to August 15, 2025 and reduced the 2021 Revolving Facility to $15.0 million with a further reduction to $10.0 million on March 31, 2025, as further described in Note 5, Debt. As of September 29, 2024, the Company had total cash and cash equivalents of $6.3 million and $11.5 million due under the 2024 Amended Credit Agreement classified within total current liabilities.  The Company borrowed an additional $1.6 million under the terms of the 2024 Amended Credit Agreement subsequent to September 29, 2024.

As of September 29, 2024, the Company was not in compliance with its preliminary financial covenants for the third quarter 2024 required by its 2024 Amended Credit Agreement.  On November 12, 2024, the Company entered into a second amendment to the 2021 Credit Agreement (the “November 2024 Amended Credit Agreement”) as described in Note 13, Subsequent Events.  The November 2024 Amended Credit Agreement extended the Company's reporting deadline for its financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024, and required that the financial covenants be tested on the earlier of the date the financial statements and compliance certificate are delivered or December 16, 2024. The November 2024 Amended Credit Agreement also provided that the failure to deliver the financial statements and covenant compliance certificate within the original time period required by the 2024 Amended Credit Agreement will not constitute an event of default. Further, the filing of this Form 10-Q with the SEC

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

shall not be deemed to constitute delivery of the financial statements and compliance certificate for the third quarter 2024. The November 2024 Amended Credit Agreement also revised the applicable interest rates for borrowings for the period commencing on November 12, 2024, as described in Note 13, Subsequent Events. Until the earlier of the date the financial statements and compliance certificate are delivered or December 16, 2024, the Company has no further access to the revolving commitments under the November 2024 Amended Credit Agreement. If the Company has not refinanced the revolving credit facility or obtained a further waiver or amendment prior to December 16, 2024, the Company expects to be in default of its 2024 Amended Credit Agreement, and as a result, its lenders would have the right in such circumstances to terminate any commitments to provide further borrowings and to elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable.

The Company is actively seeking alternative debt financing and continues to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet its obligations as needed.  As the ability to raise additional debt financing is outside of management’s control, the Company cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, the Company has concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 29, 2024 and ended December 31, 2023 consist of 52-weeks.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 29, 2024 and its results of operations for the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023 and its cash flows for the thirty-nine weeks ended September 29, 2024 and October 1, 2023. The results of operations for the thirty-nine weeks ended September 29, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2024 or for any other future annual or interim period.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of September 29, 2024 and December 31, 2023,  no single customer represented greater than 10% of the Company’s accounts receivable balance. No customer accounted for greater than 10% of the Company’s net revenue during the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023.

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 31, 2023	$50	$13,142
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,549)
Increase due to cash received, excluding amounts recognized as revenue during the period	230	1,616
Balance as of March 31, 2024	230	13,209
Revenue recognized that was included in contract liability balance at the beginning of the period	(230)	(1,042)
Increase due to cash received, excluding amounts recognized as revenue during the period	89	2,976
Balance as of June 30, 2024	89	15,143
Revenue recognized that was included in contract liability balance at the beginning of the period	(89)	(619)
Increase due to cash received, excluding amounts recognized as revenue during the period	110	1,518
Balance as of September 29, 2024	110	16,042

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 1, 2023	$69	$10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(69)	(1,720)
Increase due to cash received, excluding amounts recognized as revenue during the period	122	2,022
Balance as of April 2, 2023	122	11,130
Revenue recognized that was included in contract liability balance at the beginning of the period	(122)	(1,129)
Increase due to cash received, excluding amounts recognized as revenue during the period	98	2,355
Balance as of July 2, 2023	98	12,356
Revenue recognized that was included in contract liability balance at the beginning of the period	(98)	(631)
Increase due to cash received, excluding amounts recognized as revenue during the period	71	944
Balance as of October 3, 2023	$71	$12,669

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $13.1 million and $12.4 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively, and $46.2 million and $46.9 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively.

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

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Stock options	161,396	161,397	161,396	161,397
Unvested restricted stock	4,537	36,167	4,537	36,167
Unvested RSUs	4,035,376	3,772,622	4,035,376	3,772,622
PSUs	2,161,571	1,811,571	2,161,571	1,811,571
ESPP shares	109,403	117,511	109,403	117,511
2023 Bonus Plan	—	202,307	—	202,307
Total	6,472,283	6,101,575	6,472,283	6,101,575

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

As of September 29, 2024, $2.2 million remained available under the 2024 Repurchase Program authorization. The table below summarizes the share repurchase activity during the thirteen and thirty-nine weeks ended September 29, 2024 under our 2024 Repurchase Program:

				Maximum Dollar Value
	Total Number	Weighted	Aggregate	of Shares that May Yet
	of Shares	Average Price	Purchase	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Price (2)	the Plan
Thirteen weeks ended June 30, 2024	47,850	$1.82	$87,243	$2,412,757
Thirteen weeks ended September 29, 2024	130,293	$1.45	$188,452	$2,224,305
Total	178,143		275,695

(1)	The shares of common stock were purchased in open market transactions pursuant to a 10b5-1 purchase plan entered into by the Company.
(2)	Amount includes broker commissions

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

Accordingly, the Company performed an interim quantitative assessment as of March 31, 2024 using a market-based quantitative assessment utilizing a combination of (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change. The results from the quantitative assessment indicated that the fair value exceeded the carrying value by approximately 17%.

As of September 29, 2024, the Company performed a qualitative assessment of its goodwill, tradename and intangible assets and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. As a result, there was no impairment relating to the goodwill, tradename and intangible assets as of September 29, 2024.

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and revolving line of credit. As of September 29, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s 2024 Amended Credit Agreement that provides for borrowings up to $15.0 million, which decreases to $10.0 million on March 31, 2025 (see Note 5, Debt), approximates its carrying value as the stated interest rates reset daily at the daily Secured Overnight Financing Rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. The Company does not have any financial instruments that were determined to be Level 3.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	September 29,	December 31,
	in Years	2024	2023
Leasehold improvements	3 – 9	$5,014	$4,314
Equipment	3 – 7	3,802	3,053
Furniture and fixtures	3 – 7	2,092	2,151
Construction in progress		—	688
Total property and equipment		10,908	10,206
Less: accumulated depreciation and amortization		(6,532)	(5,494)
Property and equipment, net		$4,376	$4,712

Depreciation and amortization of property and equipment for the thirteen weeks ended September 29, 2024 and October 1, 2023 was $0.9 million and $0.8 million, respectively, and for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, was $2.5 million and $2.2 million, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 29,	December 31,
	2024	2023
Accrued compensation and benefits	$3,693	$5,057
Accrued marketing	4,185	5,002
Accrued inventory	8,098	4,151
Accrued freight	2,329	1,940
Accrued legal contingent liability	4,781	—
Other	3,535	2,193
Accrued expenses and other current liabilities	$26,621	$18,343

5.Debt

Credit Facility

On November 15, 2021, the Company entered into the 2021 Credit Agreement with Bank of America (the “lender”) to provide the 2021 Revolving Facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. All borrowings under the 2021 Credit Agreement accrued interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%).

On July 22, 2024, the Company entered into the 2024 Amended Credit Agreement which extended the maturity date from November 15, 2024 to August 15, 2025 and reduced the 2021 Revolving Facility from $50.0 million to $15.0 million, with a further reduction to $10.0 million on March 31, 2025. Under the 2024 Amended Credit Agreement, the Company can increase the aggregate amount of the facility by $10.0 million, subject to the satisfaction of certain conditions, including an asset coverage ratio of at least 1.50:1.00, recalculated as of the last day of the most recently ended month for which financial statements are internally available. The 2024 Amended Credit Agreement also reduced the previous letters of credit sublimit from $7.5 million to $5.0 million.

The 2024 Amended Credit Agreement revised the applicable interest rates for borrowings for the period commencing on July 22, 2024 through (but excluding) November 15, 2024 as follows: at the Company’s option, the base rate plus 1.25% (increased from 0.75%) or  Term SOFR (subject to a credit spread adjustment of 10 basis points) plus 2.25% (increased from 1.75%). Additionally, the 2024 Amended Credit Agreement reduced the SOFR credit spread adjustment to 0.10%, which previously ranged from 0.11448% to 0.71513% depending on the SOFR tenor. The previous Commitment Fee of 37.5 basis points to be assessed on unused commitments, including the sum of outstanding borrowings and letter of credit obligations, remained unchanged under the 2024 Amended Credit Agreement. Capitalized terms used without definition are as defined in the 2024 Amended Credit Agreement.

During the thirty-nine weeks ended September 29, 2024, the Company borrowed $31.5 million under the 2021 Credit Agreement and the 2024 Amended Credit Agreement and repaid $28.0 million of the outstanding balance. The weighted average interest rate on the $11.5 million outstanding balance as of September 29, 2024 was 7.5%, and during the thirteen and thirty-nine weeks ended September 29, 2024, the effective interest rate was 9.8% and 9.2%, respectively. As of September 29, 2024, the Company had $0.5 million letters of credit outstanding. The Company borrowed an additional $1.6 million under the terms of the 2024 Amended Credit Agreement subsequent to September 29, 2024.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amounts borrowed under the 2021 Credit Agreement and the 2024 Amended Credit Agreement are collateralized by all assets of the Company and contain various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities.

The 2024 Amended Credit Agreement retained the previous maximum total leverage ratio covenant of 2.00:1.00 and added a financial covenant that requires a fixed charge coverage ratio as of the end of any period of four consecutive quarters, commencing June 30, 2024, to be less than 1.15:1.00.

As of September 29, 2024, the Company was not in compliance with its preliminary financial covenants for the third quarter 2024 as required by its 2024 Amended Credit Agreement. On November 12, 2024, the Company entered into the November 2024 Amended Credit Agreement as described in Note 13, Subsequent Events.  The November 2024 Amended Credit Agreement extended the Company's reporting deadline for its financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024, and required that the financial covenants be tested on the earlier of the date the financial statements and compliance certificate for the third quarter 2024 are delivered or December 16, 2024. The November 2024 Amended Credit Agreement also provided that the failure to deliver the financial statements and covenant compliance certificate within the original time period required by the 2024 Amended Credit Agreement will not constitute an event of default. Further, the filing of this Form 10-Q with the SEC shall not be deemed to constitute delivery of the financial statements and compliance certificate for the third quarter 2024. The November 2024 Amended Credit Agreement also revised the applicable interest rates for borrowings for the period commencing on November 12, 2024, as described in Note 13, Subsequent Events. Until the earlier of the date the financial statements and compliance certificate for the third quarter 2024 are delivered or December 16, 2024, the Company has no further access to the revolving commitments under the November 2024 Amended Credit Agreement. If the Company has not refinanced the revolving credit facility or obtained a further waiver or amendment prior to December 16, 2024, the Company expects to be in default of its 2024 Amended Credit Agreement. Immediately upon the occurrence and during the continuance of an event of default, the lender could take any or all of the following actions: terminate the available borrowings, declare the unpaid principal and interest on outstanding loans immediately due and payable, require that the Company cash collateralize the letter of credit obligations, increase the interest rate per annum by 2.0% above the rate that would be otherwise applicable, and exercise any other right and remedy available under the loan documents, law, or equity.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2021 Revolving Facility and 2024 Amended Credit Agreement are included in prepaids and other current assets in the consolidated balance sheets. As of September 29, 2024 and December 31, 2023, unamortized debt issuance costs recorded within prepaids and other current assets were $0.1 million and $0.1 million, respectively.

6.Leases

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

that are combined and included in the lease right-of-use assets, lease liabilities, current, and lease liabilities, noncurrent on the Company’s condensed consolidated balance sheets.

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. The Company had immaterial remaining obligations for the base rent related to the short-term leases as of September 29, 2024 and October 1, 2023.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029.

As of September 29, 2024, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2024 (remaining three months)	$1,429	$336	$1,765
2025	6,263	1,516	7,779
2026	4,971	263	5,234
2027	5,138	84	5,222
2028	5,252	13	5,265
Thereafter	6,380	2	6,382
Total undiscounted lease payment	29,433	2,214	31,647
Present value adjustment	(4,752)	(82)	(4,834)
Total lease liabilities	24,681	2,132	26,813
Less: lease liabilities, current	(4,338)	(1,455)	(5,793)
Lease liabilities, noncurrent	$20,343	$677	$21,020

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

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, we received a cease and desist letter alleging intellectual property infringement. This matter was resolved by the parties at a confidential mediation subsequent to the quarter ended September 29, 2024. As of September 29, 2024, the Company had accrued a liability net of anticipated insurance receivable related to resolution of this matter in an amount that was not material to the Company’s condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the normal course of business, the Company may be a party to claims that may not be covered wholly or partially by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, other than as discussed above, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of September 29, 2024, other than as discussed above, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors and officers. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 29, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value ("common stock") as of September 29, 2024 and December 31, 2023, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of September 29, 2024, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, and 1,522,874 shares of common stock available for future issuance under the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,310,595 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), respectively. Both equity plans are further described in Note 10, Equity-Based Compensation.

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

As of September 29, 2024, the Company had 1,522,874 and 1,310,595 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and thirty-nine weeks ended September 29, 2024, equity-based compensation expense related to our ESPP was immaterial. During the thirteen weeks ended September 29, 2024 and October 1, 2023, the Company issued 57,693 shares and 52,775 shares, respectively, pursuant to the ESPP six-month purchase periods ended August 26, 2024 and August 24, 2023, respectively.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen and thirty-nine weeks ended September 29, 2024, the Company utilized the following assumptions:

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expected term (in years)	0.50 to 1.00
Expected volatility	83.90 to 86.05%
Risk-free interest rate	4.38 to 4.91%
Dividend yield	-
Weighted average fair value per share of ESPP awards granted	$0.31 to 0.56

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

Former CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (the “McCreight IPO Employment Agreement”) with the former CEO, David McCreight, and granted stock options under the 2021 Equity Plan to purchase 322,793 shares of common stock with an exercise price of $11.35 per share, which vest based on service and performance conditions. 275,133 of these stock options have only service vesting conditions, and 47,660 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO. As previously disclosed on a Form 8-K filed on February 13, 2023 (the “February 2023 8-K”), Mr. McCreight voluntarily forfeited 161,396 unvested stock options of the Company. During the thirteen weeks ended April 2, 2023, the forfeiture of 161,396 unvested stock options resulted in immediate acceleration of the remaining $1.2 million of compensation expense which was recorded to general and administrative expense. As previously disclosed in the February 2023 8-K, the Company and David McCreight also entered into the First Amendment to Lulu’s Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement that extended the post-termination exercise period of 161,397 vested stock options from 90 days to three (3) years from a termination of service other than for cause, death or disability.

Under the McCreight IPO Employment Agreement, and in light of the closing of the IPO, the former CEO received two bonuses, each of which were settled in 208,914 fully-vested shares of the Company’s common stock. The Company recognized the final $0.4 million of equity-based compensation expense related to this award in the thirteen weeks ended April 2, 2023.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 31, 2023	161,397	$11.35	7.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of September 29, 2024	161,397	$11.35	6.54
Exercisable as of September 29, 2024	161,397	$11.35	6.54	$—
Vested and expected to vest as of September 29, 2024	161,397	$11.35	6.54	$—

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock and Restricted Stock Units (“RSUs”)

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recorded equity-based compensation expense of $0.1 million and $0.3 million during the thirteen and thirty-nine weeks ended September 29, 2024, respectively, and $0.2 million and $0.6 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively, related to the exchanged restricted stock. As of September 29, 2024, the unrecognized equity-based compensation expense for all restricted stock is immaterial and will be recognized over a weighted-average period of 0.08 years.

The following table summarizes the rollforward of unvested restricted stock during the thirty-nine weeks ended September 29, 2024:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at December 31, 2023	23,379	$4.54
Restricted stock granted	—	—
Restricted stock vested	(17,397)	4.54
Restricted stock forfeited	(1,445)	4.54
Balance at September 29, 2024	4,537	$4.17

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

During the thirteen and thirty-nine weeks ended September 29, 2024, the Company granted 76,821 and 2,028,166 RSUs, respectively, to certain executives (inclusive of the aforementioned RSU grants to Mr. Vos, Ms. Deady and Ms. Smith) and employees, which are subject to various vesting schedules as set forth in the applicable employment agreement or RSU Award Agreements. During the thirteen and thirty-nine weeks ended September 29, 2024, the Company granted 10,014 and 459,748 RSUs, respectively, to certain directors which vested immediately or pursuant to the Company’s Non-Employee Director Compensation Program. During the thirteen weeks ended September 29, 2024, the Company reduced the size of its Board and accelerated the vesting of a total of 54,398 RSUs which had been previously granted to directors. A total of 163,166 RSUs were forfeited by the same directors in connection with their resignations. The Company recognized equity-based compensation expense of $1.5 million and $4.8 million during the thirteen and thirty-nine weeks ended September 29, 2024, respectively, and $3.2 million and $9.2 million during the thirteen and thirty-nine weeks ended October 1, 2023, respectively, related to the RSUs. As of September 29, 2024, the unrecognized equity-based compensation expense is $8.4 million and will be recognized over a weighted-average period of 1.91 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the rollforward of unvested RSUs during the thirty-nine weeks ended September 29, 2024:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 31, 2023	3,568,406	$3.14
RSUs granted	2,487,914	1.97
RSUs vested	(1,685,667)	2.85
RSUs forfeited	(335,277)	2.24
Balance at September 29, 2024	4,035,376	$2.61

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

The Company recognized equity-based compensation expense of $0.5 million and $1.5 million during the thirteen and thirty-nine weeks ended September 29, 2024, and $0.6 million and $1.5 million during the thirteen and thirty-nine weeks ended October 1, 2023, related to the PSUs. As of September 29, 2024, the unrecognized equity-based compensation expense is $1.2 million for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.30 years.

The following table summarizes the rollforward of unvested PSUs during the thirty-nine weeks ended September 29, 2024:

		Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 31, 2023	1,811,571	$2.65
PSUs granted	350,000	1.81
PSUs vested	—	—
PSUs forfeited	—	—
Balance at September 29, 2024	2,161,571	$2.51

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the provision for income taxes (in thousands):

	Thirteen Weeks Ended
	September 29,	October 1,
	2024	2023
Loss before benefit (provision) for income taxes	$(6,868)	$(5,047)
Benefit (provision) for income taxes	(11)	1,158
Effective tax rate	0.2%	(22.9)%

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2024	2023
Loss before benefit (provision) for income taxes	$(17,648)	$(13,096)
Benefit (provision) for income taxes	(5,763)	992
Effective tax rate	32.7%	(7.6)%

The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

The Company’s pre-tax loss for the period ended September 29, 2024 relative to the Company’s projected pre-tax income for fiscal 2024 yielded an annual effective tax rate, which was deemed to be appropriate or meaningful. Based on this fact, the Company determined that the historical estimated annual effective tax rate method would provide a reliable estimate and was used for calculating the interim provision for the period ended September 29, 2024.

For the thirteen and thirty-nine weeks ended September 29, 2024, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to the Company’s valuation allowance resulting from the lack of sufficient positive evidence that the deferred taxes will be more-likely-than-not realized in the future. For the thirteen and thirty-nine weeks ended October 1, 2023, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to non-deductible executive compensation and non-deductible equity-based compensation expense.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company established a valuation allowance of $5.4 million during the thirteen weeks ended June 30, 2024 and maintained such valuation allowance for the thirty-nine weeks ended September 29, 2024. This was comprised of a valuation allowance of $5.7 million for the net deferred taxes as of December 31, 2023 and an adjustment of $0.3 million for the thirty-nine week period through September 29, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent cumulative losses. The Company’s ability to use its deferred tax assets depends on the amount of taxable income in future periods.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

13.Subsequent Events

November 2024 Amended Credit Agreement

On November 12, 2024, the Company entered into the November 2024 Amended Credit Agreement.  The November 2024 Amended Credit Agreement extends the time period required by the 2024 Amended Credit Agreement to provide the lenders the financial statements and compliance certificate for the third quarter 2024 from November 13, 2024 to December 16, 2024. It also requires that the consolidated total leverage ratio and consolidated fixed charge coverage ratio financial convenants for the third quarter 2024 be tested on the earlier of the date the Company delivers the financial statements and compliance certificate for the third quarter of 2024 or December 16, 2024. The November 2024 Amended Credit Agreement provides that the failure to deliver the financial statements and compliance certificate for the third quarter 2024 within the original time period required by the 2024 Amended Credit Agreement will not constitute an event of default. Further, the filing of this Form 10-Q with the SEC shall not be deemed to constitute delivery of the financial statements and compliance certificate for the third quarter 2024.

The November 2024 Amended Credit Agreement prohibits the Company from requesting any additional borrowing or letter of credit extension until the financial statements and the compliance certificate for the third quarter of 2024 have been delivered.  The November 2024 Amended Credit Agreement also revised the applicable interest rates for borrowings for the period commencing on November 12, 2024 as follows: at the Company’s option, the base rate plus 2.75% (increased from 1.25%) or  Term SOFR (subject to a credit spread adjustment of 10 basis points) plus 3.75% (increased from 2.25%). The November 2024 Amended Credit Agreement also added a requirement to deliver certain cash flow information on a weekly basis commencing November 22, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024 (the “2023 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item I, Part 1A, “Risk Factors” in the 2023 10-K, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 29, 2024. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

Overview

Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, “we”, “our”, or the “Company”) is a customer-driven, primarily online, digitally-native, attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at attainable prices for all of life’s fashionable moments. Our aim is to make every woman feel beautiful, celebrated and as if she’s the most special version of herself for every occasion – from work desk to dream date or cozied up on the couch to the spotlight of her wedding day. Lulus primarily serves a large, diverse community of Millennial and Gen Z women, who typically meet us in their 20s and stay with us through their 30s and beyond. We focus relentlessly on giving our customers what they want by using direct consumer feedback and insights to refine product offerings and elevate the customer experience. Lulus’ world class personal stylists, bridal concierge, and customer care team share an unwavering commitment to elevating style and quality and bring exceptional customer service and personalized shopping to customers around the world.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, world events,  wars and domestic and international conflicts and overall consumer confidence with respect to current and future economic conditions, have directly impacted our sales through the first nine months of 2024 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirteen and thirty-nine weeks ended September 29, 2024, we incurred net losses of $6.9 million and $23.4 million, respectively.

In November 2021, we entered into a Credit Agreement (the “2021 Credit Agreement”) with Bank of America (the “lender”) to provide a Revolving Facility (the “2021 Revolving Facility”) that provided for borrowings up to $50.0 million. On July 22, 2024, we entered into the First Amendment to the Credit Agreement (the “2024 Amended Credit Agreement”) which reduced the Revolving Commitment (as defined in the 2021 Credit Agreement) to $15.0 million, and further reduces the 2021 Revolving Facility to $10.0 million on March 31, 2025 and extended the maturity date to August 15, 2025, as further described in Note 5, Debt. As of September 29, 2024, we had total cash and cash equivalents of $6.3 million and $11.5 million due under the 2024 Amended Credit Agreement classified within total current liabilities. We borrowed an additional $1.6 million under the terms of the 2024 Amended Credit Agreement subsequent to September 29, 2024.

As of September 29, 2024, we were not in compliance with our preliminary financial covenants for the third quarter 2024 as required by our 2024 Amended Credit Agreement.  On November 12, 2024, we entered into a second amendment to the 2021 Credit Agreement (the “November 2024 Amended Credit Agreement”) as described in Note 5, Debt and Note 13, Subsequent Events.  The November 2024 Amended Credit Agreement extended our reporting deadline for our financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024, and required that the financial covenants be tested on the earlier of the date the financial statements and compliance certificate for the third quarter 2024 are delivered or December 16, 2024. The November 2024 Amended Credit Agreement also provided that the failure to deliver the financial statements and covenant compliance certificate within the original time period required by the 2024 Amended Credit Agreement will not constitute an event of default. Further, the filing of this Form 10-Q with the SEC shall not be deemed to constitute delivery of the financial statements and compliance certificate for the third quarter 2024. The November 2024 Amended Credit Agreement also revised the applicable interest rates for borrowings for the period commencing on November 12, 2024, as described in Note 13, Subsequent Events. We have no further access to funds in accordance with the terms of the November 2024 Amended Credit Agreement. If we have not refinanced the revolving credit facility or obtained a further waiver or amendment prior to December 16, 2024, we expect to be in default of our 2024 Amended Credit Agreement, and as a result, our lenders would have the right in such circumstances to terminate any commitments to provide further borrowings and to elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable.

We are actively seeking alternative debt financing and continue to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed.  As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023

	(in thousands, except percentages and Average Order Value)
Gross Margin	38.1%	40.3%	42.1%	42.4%
Net loss	$(6,879)	$(3,889)	$(23,411)	$(12,104)
Adjusted EBITDA (1)	$(3,572)	$972	$(6,438)	$5,207
Adjusted EBITDA margin (1)	(4.4)%	1.2%	(2.6)%	1.9%
Active Customers	2,670	2,960	2,670	2,960
Average Order Value	$131	$133	$139	$133

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net loss	$(6,879)	$(3,889)	$(23,411)	$(12,104)
Depreciation and amortization	1,392	1,240	4,102	3,546
Interest expense	305	442	958	1,391
Income tax benefit (provision)	11	(1,158)	5,763	(992)
Equity-based compensation expense (1)	2,022	4,337	6,150	13,366
Reversal of other non-routine expense (2)	(423)	-	-	-
Adjusted EBITDA	$(3,572)	$972	$(6,438)	$5,207
Net loss margin	(8.5)%	(4.7)%	(9.4)	(4.3)
Adjusted EBITDA margin	(4.4)%	1.2%	(2.6)%	1.9%

(1)	The thirteen weeks ended September 29, 2024 include equity-based compensation expense for restricted stock units (“RSUs”) granted during the period and prior periods, performance stock units (“PSUs”), and equity-based awards granted in prior periods, as well as forfeitures partially offset by accelerated vesting expense associated with the resignation of directors during the period. The thirty-nine weeks ended September 29, 2024 include equity-based compensation expense for RSUs and PSUs granted during the period and prior periods, equity-based awards granted in prior periods, as well as forfeitures partially offset by accelerated vesting expense associated with the resignation of directors during the period. The thirteen weeks ended October 1, 2023 include equity-based compensation expense for RSUs granted during the period, as well as equity-based awards granted in prior periods. The thirty-nine weeks ended October 1, 2023 include equity-based compensation expense for PSUs and

RSUs granted during the period, accelerated expense associated with the voluntary forfeiture of stock options, and equity-based awards granted in prior periods.

(2)	The thirteen and thirty-nine weeks ended September 29, 2024 include adjustments to previously accrued non-routine expenses related to a legal accrual net of insurance.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment.  We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net cash provided by (used in) operating activities	$(5,504)	$12,749	$5,133	$21,100
Capitalized software development costs	(406)	(524)	(1,144)	(1,550)
Purchases of property and equipment	(386)	(667)	(1,271)	(1,393)
Free Cash Flow	$(6,296)	$11,558	$2,718	$18,157

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part  I, “Item 1A. Risk Factors” in our 2023 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024 and September 29, 2024.

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended September 29, 2024, we served 2.7 million Active Customers compared to 3.0 million for the trailing 12 months ended October 1, 2023.

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

We regularly assess the realizability of deferred tax assets and record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance of $5.4million during the thirteen weeks ended June 30, 2024 and maintained such valuation allowance for the thirty-nine weeks ended September 29, 2024. This was comprised of a valuation allowance of $5.7 million for the net deferred tax assets as of December 31, 2023 and an adjustment of $0.3 million for the thirty-nine week period through September 29, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent cumulative losses. Our ability to use our deferred tax assets depends on the amount of taxable income in future periods.

Our Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of net revenue and net loss:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023

	(in thousands)
Net revenue	$80,515	$83,118	$249,740	$280,216
Cost of revenue	49,866	49,593	144,562	161,334
Gross profit	30,649	33,525	105,178	118,882
Selling and marketing expenses	17,624	16,825	60,231	60,984
General and administrative expenses	19,869	21,575	62,416	70,319
Loss from operations	(6,844)	(4,875)	(17,469)	(12,421)
Interest expense	(305)	(442)	(958)	(1,391)
Other income, net	281	270	779	716
Loss before income taxes	(6,868)	(5,047)	(17,648)	(13,096)
Income tax benefit (provision)	(11)	1,158	(5,763)	992
Net loss	$(6,879)	$(3,889)	$(23,411)	$(12,104)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of revenue	62	60	58	58
Gross profit	38	40	42	42
Selling and marketing expenses	22	20	24	21
General and administrative expenses	25	26	25	25
Loss from operations	(9)	(6)	(7)	(4)
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Loss before income taxes	(9)	(6)	(7)	(4)
Income tax benefit (provision)	—	1	(2)	—
Net loss	(9)%	(5)%	(9)%	(4)%

Comparisons for the Thirteen Weeks Ended September 29, 2024 and October 1, 2023

Net Revenue

Net revenue decreased in the thirteen weeks ended September 29, 2024 by $2.6 million, or 3%, compared to the thirteen weeks ended October 1, 2023 primarily due to a 3% decrease in Total Orders Placed and the impact of slightly lower AOV offset by the impact of lower return rates.

Cost of Revenue

Cost of revenue increased in the thirteen weeks ended September 29, 2024 by $0.3 million, or 1% compared to the same period of the prior year. The increase in cost of revenue as a percentage of net revenue was primarily due to a higher mix of markdown sales compared to the same period of the prior year.

Gross Profit

Gross profit decreased in the thirteen weeks ended September 29, 2024 by $2.9 million, or 9% compared to the same period of the prior year which was primarily driven by higher markdowns and discounts.

Selling and Marketing Expenses

Selling and marketing expenses increased in the thirteen weeks ended September 29, 2024 by $0.8 million, or 5%, compared to the thirteen weeks ended October 1, 2023, primarily due to higher online marketing costs.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million in the thirteen weeks ended September 29, 2024, or 8%, compared to the thirteen weeks ended October 1, 2023. The decrease was primarily due to a $2.2 million decrease in stock based compensation expense, a $0.4 million decrease in non-routine items accruals, a $0.3 million decrease in D&O liability insurance and legal and professional fees, a $0.2 million decrease in variable labor and benefits associated with lower sales volume and operational efficiencies, and a $0.1 million decrease in board-related fees due to the reduction of our board size and temporary suspension of director cash compensation. This was partially offset by a $1.5 million increase in software, fixed labor, and depreciation and amortization.

Interest Expense

Interest expense decreased in the thirteen weeks ended September 29, 2024 by $0.1 million, or 31%, compared to the thirteen weeks ended October 1, 2023. The decrease is attributable to lower average borrowings and lower unused revolving facility fees related to the reduction in the size of our 2021 Revolving Facility under the 2024 Amended Credit Agreement.

Income Tax Benefit (Provision)

Our income tax provision in the thirteen weeks ended September 29, 2024 was immaterial, which was an increase of $1.2 million compared to a benefit of  $1.2 million in the thirteen weeks ended October 1, 2023. The increase was primarily due to the valuation allowance tax expense that was recorded against federal and state deferred tax assets.

Comparisons for the Thirty-nine Weeks Ended September 29, 2024 and October 1, 2023

Net Revenue

Net revenue decreased in the thirty-nine weeks ended September 29, 2024 by $30.5 million, or 11%, compared to the thirty-nine weeks ended October 1, 2023. The decrease is primarily the result of a 12% decrease in Total Orders Placed, with the impact of higher AOV partially offset by higher return rates compared to the thirty-nine weeks ended October 1, 2023.

Cost of Revenue

Cost of revenue decreased in the thirty-nine weeks ended September 29, 2024 by $16.8 million, or 10%, compared to the thirty-nine weeks ended October 1, 2023, which was primarily driven by the impact of lower net revenue.

Gross Profit

Gross profit decreased in the thirty-nine weeks ended September 29, 2024 by $13.7 million, or 12% compared to the thirty-nine weeks ended October 1, 2023, which was primarily driven by the impact of the lower volume of sales along with higher markdowns and discounts.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the thirty-nine weeks ended September 29, 2024 by $0.8 million, or 1%, compared to the thirty-nine weeks ended October 1, 2023 due to lower performance marketing spend and lower merchant fees due to lower sales volume, partially offset by higher brand marketing spend.

General and Administrative Expenses

General and administrative expenses decreased by $7.9 million in the thirteen weeks ended September 29, 2024, or 11%, compared to the thirteen weeks ended October 1, 2023. The decrease was primarily due to a $7.3 million decrease related to equity-based awards, a $2.3 million decrease in variable labor and benefits associated with lower sales volume and operational efficiencies, and a  $1.1 million decrease in D&O liability insurance and legal and professional fees. This was partially offset by a $1.6 million increase in fixed labor and $1.3 million in software, occupancy, depreciation and amortization.

Interest Expense

Interest expense decreased in the thirty-nine weeks ended September 29, 2024 by $0.4 million, or 31%, compared to the thirty-nine weeks ended October 1, 2023. The decrease is attributable to lower average borrowings and lower unused revolving facility fees, partially offset by higher interest rates.

Income Tax Benefit (Provision)

Our income tax provision in the thirty-nine weeks ended September 29, 2024 increased by $6.8 million to $5.8 million, compared to a benefit of $1.0 million in the thirty-nine weeks ended October 1, 2023. The increase was primarily due to the valuation allowance tax expense that was recorded against federal and state deferred tax assets.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities as we have no further access to borrowings under our 2021 Revolving Facility, as amended by the 2024 Amended Credit Agreement. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with our distribution facilities, capitalized software and debt service requirements.

Credit Facilities

On November 15, 2021, we entered into the 2021 Credit Agreement with the lender to provide the 2021 Revolving Facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. All borrowings under the 2021 Credit Agreement accrued interest at a rate equal to, at our option, either (x) the term daily SOFR plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%).

On July 22, 2024, we entered into the 2024 Amended Credit Agreement which extended the maturity date from November 15, 2024 to August 15, 2025 and reduced the 2021 Revolving Facility from $50.0 million to $15.0 million, with a further reduction to $10.0 million on March 31, 2025. Under the 2024 Amended Credit Agreement, we can increase the aggregate amount of the facility by $10.0 million, subject to the satisfaction of certain conditions, including an asset coverage ratio of at least 1.50:1.00, recalculated as of the last day of the most recently ended month for which financial statements are internally available. The 2024 Amended Credit Agreement also reduced the previous letters of credit sublimit from $7.5 million to $5.0 million.

During the thirty-nine weeks ended September 29, 2024, the Company borrowed $31.5 million under the 2021 Credit Agreement and the 2024 Amended Credit Agreement and repaid $28.0 million of the outstanding balance. As of September 29, 2024, the Company had $0.5 million letters of credit outstanding. We borrowed an additional $1.6 million under the terms of the 2024 Amended Credit Agreement subsequent to September 29, 2024. For further information on the 2021 Credit Agreement and and the 2024 Amended Credit Agreement, see Note 5, Debt.

The 2024 Amended Credit Agreement retained the previous maximum total leverage ratio covenant of 2.00:1.00 and added a financial covenant that requires a fixed charge coverage ratio as of the end of any period of four consecutive quarters, commencing June 30, 2024, to be less than 1.15:1.00.

As of September 29, 2024, we were not in compliance with our preliminary financial covenants for the third quarter 2024 as required by our 2024 Amended Credit Agreement.  On November 12, 2024, we entered into the November 2024 Amended Credit Agreement as described in Note 5, Debt and Note 13, Subsequent Events.  The November 2024 Amended Credit Agreement extended our reporting deadline for our financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024, and required that the financial covenants be tested on the earlier of the date the financial statements and compliance certificate are delivered or December 16, 2024.  The November 2024 Amended Credit Agreement also provided that the failure to deliver the financial statements and covenant compliance certificate within the original time period required by the 2024 Amended Credit Agreement will not constitute an event of default. Further, the filing of this Form 10-Q with the SEC shall not be deemed to constitute delivery of the financial statements and compliance certificate for the third quarter 2024. The November 2024 Amended Credit Agreement also revised the applicable interest rates for borrowings for the period commencing on November 12, 2024, as described in Note 13, Subsequent Events. Until the earlier of the date the financial statements and compliance certificate are delivered or December 16, 2024, we have no further access to the revolving commitments under the November 2024 Amended Credit Agreement. If we have not refinanced the revolving credit facility or obtained a further waiver or amendment prior to December 16, 2024, we expect to be in default of our 2024 Amended Credit Agreement, and as a result, our lenders would have the right in such circumstances to terminate any commitments to provide further borrowings and to elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable.

We are actively seeking alternative debt financing and continuing to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed.

Availability and Use of Cash

As of September 29, 2024, we had cash and cash equivalents of $6.3 million. During the thirteen weeks ended September 29, 2024, we took certain cost reduction and cash conservation measures, including adjustments to marketing spend, and other fixed, variable, and capital spend. We will continue to take certain cost reduction and cash conservation measures to meet our obligations as needed. As the ability to raise additional debt financing is outside of our control, we cannot conclude that our plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2023 10-K and risk factors set forth in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024 and September 29, 2024.

Repurchases Pursuant to the 2024 Repurchase Program

On May 3, 2024, our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). The actual timing, number, and value of shares repurchased in the future will be determined at our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases will be funded from our existing cash and cash equivalents, or future cash flow. The 2024 Repurchase Program may be modified, suspended, or terminated at any time. During the thirteen and thirty-nine weeks ended September 29, 2024, we repurchased 130,293 shares and 178,143 shares of common stock, respectively, in open market transactions pursuant to a 10b5-1 purchase plan. As of September 29, 2024, there was $2.2 million available under the 2024 Repurchase Program authorization. For further information on the 2024 Repurchase Program, see Note 2, Significant Accounting Policies.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$5,133	$21,100
Investing activities	(2,415)	(3,009)
Financing activities	1,084	(15,444)
Net increase in cash, cash equivalents and restricted cash	$3,802	$2,647

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the thirty-nine weeks ended September 29, 2024, net cash provided by operating activities decreased by $16.0 million, as compared to the same period in 2023. The decrease was largely due to an increase of $11.5 million in our net loss after adjusting for non-cash items, a $4.7 million increase in inventory purchases, a $3.8 million increase in prepaids and other current assets mainly due to an insurance receivable of $4.7 million partially offset by the write-off of our debt issuance costs pertaining to the 2021 Revolving Facility, prepaid marketing and prepaid software subscriptions, an increase of $2.3 million in income tax refund receivable, an increase of $1.4 million in accounts receivable pertaining to credit card and wholesale receivables, a decrease of $1.2 million in accounts payable primarily related to the timing of payments related to our credit card payables and a $0.4 million decrease related to operating lease liabilities. This was partially offset by a $7.5 million increase related to accrued expenses and other current liabilities mainly due to an increase in our non-routine legal reserve accrual of $4.6 million, an increase in stored value liabilities of $3.3 million due to lower redemption rates, a timing related increase in accrued inventory of $1.3 million, and an increase in miscellaneous accruals of $0.3 million offset by a decrease in accrued compensation and benefits of $0.7 million, a decrease in accrued freight of $0.4 million, a decrease in the return reserve of $0.4 million as a result of lower sales and a slight decrease in return rates, as well as a decrease in accrued marketing of $0.2 million. In addition, there was a $1.6 million increase related to other noncurrent liabilities and a $0.2 million increase related to assets for recovery.

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

During the thirty-nine weeks ended September 29, 2024, as compared to the same period in 2023, net cash used in investing activities decreased by $0.6 million. This was attributable to $0.5 million less invested in capitalized software development costs and $0.1 million lower capital expenditures for furniture, leasehold improvements, equipment, and construction in progress for our general operations.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our revolving line of credit.

During the thirty-nine weeks ended September 29, 2024, net cash provided by financing activities increased by $16.5 million compared to the same period in 2023. The increase was primarily due to higher net borrowings of $21.5 million on our revolving line of credit and a $0.2 million decrease in withheld tax payments related to vesting of RSUs, partially offset by $4.0 million of higher repayments on our revolving line of credit, $0.7 million increase in finance lease payments, $0.3 million decrease in proceeds received from issuance of common stock under our ESPP and $0.2 million increase related to the 2024 Repurchase Program.

Contractual Obligations and Commitments

Other than the November 2024 Amended Credit Agreement discussed in Note 5, Debt and Note 13, Subsequent Events, there have been no other material changes to our contractual obligations and commitments as disclosed in our 2023 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation and subject to claims, including employment claims, wage and hour claims, intellectual property claims, privacy claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. We accrue a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. We adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, we received a cease and desist letter alleging intellectual property infringement. This matter was resolved by the parties at a confidential mediation subsequent to the quarter ended September 29, 2024. As of September 29, 2024, the Company had accrued a liability net of anticipated insurance receivable related to resolution of this matter in an amount that was not material to the Company’s condensed consolidated financial statements.

Other than as discussed above, we are not presently a party to any legal proceedings that we believe would, if determined adversely to us, materially and adversely affect our future business, financial condition, cash flows, or results of operations.

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2023 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Set forth below are material changes to an existing risk factor previously disclosed in the 2023 10-K. Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the 2023 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders or by raising additional debt financing at restrictive terms.

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

As of November 12, 2024, we have no further access to funds under our 2021 Revolving Facility in accordance with the terms of the November 2024 Amended Credit Agreement, which, among other things, extends our reporting deadline for our financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024. If we have not refinanced the 2021 Revolving Facility or obtained a further waiver or amendment of the November 2024 Amended Credit Agreement prior to December 16, 2024, we expect to be in default of our 2024 Amended Credit Agreement and as a result our lenders would have the right in such circumstances to terminate any commitments to provide further borrowings and to elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. For further information on the 2021 Revolving Facility, the 2024 Amended Credit Agreement, and the November 2024 Amended Credit Agreement, see Note 5, Debt and Note 13, Subsequent Events. If we need additional capital and cannot raise it on acceptable terms, or at all, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business and prospects could fail or be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases during the thirteen weeks ended September 29, 2024 is set forth in the table below.

			Total Number of	Maximum Dollar Value
	Total Number	Weighted	Shares Purchased	of Shares that May Yet
	of Shares	Average Price	as Part of the	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Publicly Announced Plan	the Plan
July 1, 2024 through July 31, 2024	(21,889)	$1.77	(21,889)	$2,374,008
August 1, 2024 through August 31, 2024	(59,479)	$1.32	(59,479)	$2,295,772
September 1, 2024 through September 29, 2024	(48,925)	$1.46	(48,925)	$2,224,305

(1)	On May 8, 2024, the Company's Board of Directors announced that it authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. All shares repurchased during the thirteen and thirty-nine weeks ended September 29, 2024 were repurchased in open market transactions pursuant to a 10b5-1 purchase plan entered into by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

November 2024 Amended Credit Agreement

On November 12, 2024, the Company entered into the November 2024 Amended Credit Agreement.  The November 2024 Amended Credit Agreement extends the time period required by the 2024 Amended Credit Agreement to provide the lenders the financial statements and compliance certificate for the third quarter 2024 from November 13, 2024 to

December 16, 2024. It also requires that the consolidated total leverage ratio and consolidated fixed charge coverage ratio financial convenants for the third quarter 2024 be tested on the earlier of the date the Company delivers the financial statements and compliance certificate for the third quarter of 2024 or December 16, 2024. The November 2024 Amended Credit Agreement provides that the failure to deliver the financial statements and compliance certificate for the third quarter 2024 within the original time period required by the 2024 Amended Credit Agreement will not constitute an event of default. Further, the filing of this Form 10-Q with the SEC shall not be deemed to constitute delivery of the financial statements and compliance certificate for the third quarter 2024.

The November 2024 Amended Credit Agreement prohibits the Company from requesting any additional borrowing or letter of credit extension until the financial statements and the compliance certificate for the third quarter of 2024 have been delivered.  The November 2024 Amended Credit Agreement also revised the applicable interest rates for borrowings for the period commencing on November 12, 2024 as follows: at the Company’s option, the base rate plus 2.75% (increased from 1.25%) or  Term SOFR (subject to a credit spread adjustment of 10 basis points) plus 3.75% (increased from 2.25%). The November 2024 Amended Credit Agreement also added a requirement to deliver certain cash flow information on a weekly basis commencing November 22, 2024.

Securities Trading Plans of Directors and Executive Officers

On August 19, 2024, David McCreight, who was a director of the Company at the time, entered into an amendment to the Rule 10b5-1 trading plan dated June 13, 2024 intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The amendment, which was entered into during an open trading window under the Company’s insider trading policy, provides for the sale of up to 62,500 shares of common stock, amended from 633,000 shares of common stock.  The trading plan is intended to permit the orderly disposition of a portion of the former director’s holdings as part of his long-term financial and tax plan. The amendment becomes effective on November 18, 2024 and will terminate on the earlier of November 18, 2025, the date all shares covered under the 10b5-1 sales plan are sold, or the date a termination event occurs as provided in the amended 10b5-1 sales plan.  The 10b5-1 sales plan can be modified or amended by Mr. McCreight during any open trading window under the Company’s insider trading policy.  No sales of shares have been made under the original or amended 10b5-1 sales plan.

On August 19, 2024, Tiffany Smith, Chief Financial Officer of the Company, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading plan, which was entered into during an open trading window under the Company’s insider trading policy, provides for the sale of up to 24,400 shares of common stock.  The trading plan is intended to permit the orderly disposition of a portion of the officer’s holdings as part of her long-term financial and tax plan. The trading plan becomes effective on November 20, 2024 and will terminate on the earlier of November 21, 2025, the date all shares covered under the 10b5-1 sales plan are sold, or the date a termination event occurs as provided in the 10b5-1 sales plan.  The 10b5-1 sales plan can be modified or amended by Ms. Smith during any open trading window under the Company’s insider trading policy.  No sales of shares have been made under the 10b5-1 sales plan.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	First Amendment to Credit Agreement, dated as of July 22, 2024, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A.	8-K	001-41059	10.1	07/25/2024
10.2	Second Amendment to Credit Agreement, dated as of November 12, 2024, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A.					*
10.3	Third Amendment to Lulu’s Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: November 13, 2024	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)