Form 10-K
period 2024-12-29
Lulu's Fashion Lounge Holdings, Inc.
filed 2025-03-27
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2024

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

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $18.1 million based on the closing price of the common stock on such date.

The number of shares of registrant’s common stock outstanding as of March 21, 2025, was 42,721,421.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53 week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2024” and/or “2024” relate to the year ended December 29, 2024, “fiscal 2023” and/or “2023” relate to the year ended December 31, 2023 and “fiscal 2022” and/or “2022” relate to the year ended January 1, 2023. The fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 consisted of 52 weeks.

Throughout this Annual Report on Form 10-K, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Annual Report on Form 10-K, we also reference Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow which are non-GAAP (accounting principles generally accepted in the United States of America) financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow as well as a reconciliation of net income (loss) to Adjusted EBITDA and a reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities. Net income (loss) is the most directly comparable financial measure to Adjusted EBITDA and net cash provided by operating activities is the most directly comparable financial measure to Free Cash Flow, required by, or presented in accordance with GAAP.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	If we are not able to successfully maintain our desired merchandise assortment or manage our inventory effectively, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our merchandise;
●	Our success depends on our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors;
●	We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends;
●	We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, and results of operations;
●	Our business depends on our ability to maintain a strong community around the Lulus brand with engaged customers and influencers;
●	We rely on third parties to drive traffic to our platform;
●	Use of social media, influencers, affiliate marketing, email, SMS, podcast advertisements, promotional partnerships and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties;
●	We operate in the highly competitive retail apparel industry;
●	We may not accurately forecast income and appropriately plan our expenses;
●	Our business is affected by seasonality, which could result in fluctuations in our results of operations;
●	We have a history of net losses and we may not be able to achieve or maintain profitability in the future;
●	We may not be able to successfully implement our growth strategy;
●	Our international growth strategy will largely depend on our ability to manage the unique challenges presented by international markets;
●	Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events and regulations that adversely affect our suppliers or their ability to obtain financing for their operations;
●	Merchandise returns and damages could harm our business;
●	System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations;

●	We rely significantly on technology and systems to support our supply chain, payments, financial reporting and other key aspects of our business;
●	Our business relies heavily on email, SMS and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely or successfully deliver such communications could materially adversely affect our business, financial condition and results of operations;

●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing;
●	We have two distribution facilities and several administrative offices and disruptions to the operations at these locations could have a material adverse effect on our business, financial condition, cash flows, and results of operations;
●	We may incur significant charges or be adversely impacted by the consolidation and/or closure of all or part of a distribution facility;
●	We rely on third-party suppliers, manufacturers, distributors, and other suppliers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements;
●	Many of our third-party suppliers and manufacturers are based in China, which exposes us to risks inherent in doing business there;
●	We rely upon independent third-party transportation providers for substantially all of our merchandise;
●	We may be unable to protect our trademarks or other intellectual property rights;

●	Unfavorable changes or failure by us to comply with evolving internet and e-commerce regulations could substantially harm our business and results of operations;

●	If our suppliers fail to comply with applicable laws, including a failure to use acceptable labor practices, or if our suppliers suffer disruptions in their businesses, we could suffer adverse business consequences;

●	U.S. import levels, tariffs, and duties may increase and could harm our business;

●	Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise cause us to change the way we do business;

●	A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth;

●	We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders;

●	We expect that our stock price will fluctuate significantly;

●	Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition;

●	We have incurred goodwill impairment charges, and may incur goodwill or intangible asset impairment charges in the future;

●	There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand;

●	We depend on our senior management personnel;

●	We cannot guarantee that our 2024 Repurchase Program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves;

●	We have outstanding borrowings, and we may incur additional indebtedness in the future; and

●	The use of technology based on artificial intelligence presents risks.

PART I

Item 1. Business.

Our Business

Lulus is a customer-driven, primarily online, digitally-native attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at attainable prices for all of life’s fashionable moments. Our goal is to become the most trusted and number one destination for dresses, helping every woman feel confident and celebrated, supporting her for all of life's occasions. Lulus primarily serves a large, diverse community of Millennial and Gen Z women, who typically meet us in their 20s and stay with us through their 30s and beyond. We focus relentlessly on giving our customers what they want by using direct consumer feedback and insights to refine product offerings and elevate the customer experience. Lulus’ world class personal stylists, bridal concierge, and customer care team share an unwavering commitment to elevating style and quality and bring exceptional customer service and personalized shopping to customers around the world.

We are focused on building authentic personal relationships with our customers and offering them coveted products they cannot purchase elsewhere. We incorporate the pulse of the consumer by engaging with her through reviews, feedback and one-on-one interactions with our style advisors, fit experts and bridal concierge across the web, social media, and the Lulus’ mobile app. Customers express their love for our brand on social media and by word-of-mouth (both in-person and online). We strive to provide opportunities for the customer to have an in-person connection with our products and the brand, through wholesale accounts with department stores and other brick and mortar retailers, in-person events, and at our showroom in Los Angeles, California.

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

Leveraging Data to Best Serve our Customer:    We have built a massive dataset which gives us strong insight into our customers. Millions of customers have interacted with us, leaving detailed reviews, interacting with our on-demand Style Advisors, Fit Experts, and Bridal Concierge, and completing checkout surveys. Across Facebook, Instagram, Pinterest, Snapchat, TikTok, Twitter and YouTube, our over 8.8 million followers engage with us through their comments, feedback, photographs, and support of our brand. In aggregate, this data set gives us the ability to understand our customers’ preferences.

Marketing and Engagement Strategy:    We strive to engage with our customer where she is, in authentic and personalized ways: through our website, mobile app, email, SMS, social media and in-person connections. This strategy helps drive brand awareness while fostering deep connections with our customers. Our authentic partnerships with brand ambassadors span the full spectrum of followership and engagement levels, from nano- and micro-influencers, to college ambassadors and celebrities, all of whom wear and genuinely love our brand.

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

Upon attracting a new or existing customer to our website or mobile experience, we seek to maximize conversion through a variety of strategies:

●	Brand Strength and Exclusivity: Rooted in our primarily digital-first approach, our brand's strength thrives on a profound understanding of the Lulus customer. This focus empowers us to curate exclusive collections perfectly suited for all of her life's moments. Our frequently updated catalog further enhances this experience, enabling customers to discover products that align with their needs, including our exclusive Lulus products.
●	Product Reviews: One of the most important aspects of our digital shopping experience is our extensive database of proprietary customer product reviews, which we first enabled in 2012 and now amounts to over one million reviews. Our website has the functionality to allow customers to upload their own product photos along with their reviews, which bring the products to life on a diverse array of body types.
●	Boutique Styling Experience: We strive to offer exceptional customer service before, during, and after each purchase. We accomplish this by continuously improving the boutique experience on our platform through features such as our product recommendation engine, targeted messaging, and with our in-house team of customer service associates who maintain deep expertise of our brand, products, and systems.
●	Personalized and Optimized Shopping Experience: We customize and personalize our interactions with each Lulus customer by monitoring information such as how they arrive on our site, on-site behavior, and what they buy. Our customer insights, predictive capabilities, product recommendations, and custom-built website work seamlessly together to offer customers a personalized experience across desktop, mobile web, our mobile app, email, and SMS.

These strategies work in unison to help drive order conversion. Whether they are browsing social media or providing feedback on a recent purchase, we engage with our customers across a multitude of touchpoints throughout the discovery and purchase journey.

Our Growth Strategies

Due to the mass market appeal of our brand, we believe there is a significant opportunity to bring new customers into the Lulus community through increased brand awareness. We intend to grow awareness of the Lulus brand and attract new customers through the following strategies:

●	Increase investment in top-of-funnel marketing to boost brand visibility and attract new audiences.
●	Enhance performance-driven digital marketing strategies to maximize reach and efficiency.
●	Create engaging on-site experiences to improve customer interaction and drive conversions.
●	Expand into new marketing channels to reach untapped audiences.
●	Grow our brand ambassador program to deepen engagement and amplify brand stories.
●	Drive organic growth through loyalty programs, customer reviews, and social content.
●	Expand influencer partnerships across all tiers to reach diverse audiences.
●	Host activations and events around key cultural moments to increase awareness and engagement.
●	Deepen engagement through key wholesale collaborations, introducing Lulus to new customers, showcasing our product and expanding our retail presence.
●	Forge strategic brand partnerships to capture new audiences, engage partner communities, and create memorable customer experiences.

Enhance and Retain Existing Customer Relationships

We have a large Lulus community of 2.6 million Active Customers as of December 29, 2024. We continue to leverage data-driven customer insights to develop strong customer relationships and become a one-stop shop for Gen Z and Millennial women. For example, we have had success leveraging data-driven insights across categories to offer personalized suggestions and reminders at targeted points in time, and we are focused on expanding these capabilities to provide enhanced real-time recommendations and post-purchase engagement. Additionally, we continually develop and evaluate new tools and programs designed to improve the key customer metrics that drive our business, such as frequency of purchase and Average Order Value (“AOV”) through the following strategies:

●	Optimization of our website and mobile experience through continued A/B and multivariate testing;
●	Improvement of customer segmentation and personalization features;
●	Leveraging our multi-region distribution facilities to offer faster order delivery and developing new shipping options;
●	Enhancement of our loyalty program, to engender even deeper brand engagement, drive repeat purchase behavior and increase wallet share;
●	Enhancement of our customer service through the expansion of our style advisors, fit experts, and bridal concierge dedicated to creating a truly personalized boutique experience;
●	Continued development of our attainable luxury brand positioning and content; and
●	Incorporating new technology that enhances our customers’ experience.

We have learned that enhancing our existing customers’ experience drives increased word-of-mouth (in-person and online) recommendations, which in turn helps grow brand awareness.

Pursue Customer Expansion

We believe there is great potential to expand our customer base and drive growth within our existing core categories by focusing on, among other things, product size, fit, and construction. Our engagement with potential and existing customers through product reviews, exit surveys, social media, and in-person feedback helps us understand the products they are most interested in shopping for, as well as those that could be improved. Our customer data-driven product development strategy enables us to test our assortment with minimal upfront investment and risk and gives us the ability to leverage our existing categories to attract new customers and drive repeat orders.

Pursue International Expansion

While we expect the majority of our near-term customer demand to continue to come from the United States, we believe that serving international customers represents a long-term growth opportunity. To date, we have shipped our merchandise to around 150 countries, with only limited marketing spend outside of the United States, demonstrating our global appeal and broader market opportunity. We continue to focus on our platform and distribution process for international customers, allowing for a more optimized shopping experience, including more flexibility across languages and currencies. We believe that providing a localized shopping experience will significantly enhance our ability to serve customers in international markets.

Suppliers

We collaborate with a network of around 300 suppliers, who serve as our design and manufacturing partners. These suppliers often give us priority access and exclusivity to designs, given the strong relationships we have built over the last two decades. We do not have any long-term commitments requiring us to purchase minimum volumes from any supplier. We believe that continuing to enhance our localized shopping experience will improve our ability to serve customers in international markets.

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

Security and Data Protection

We are committed to the security of our customers’ data and personal information. We aggregate and analyze data in order to optimize the customer experience internally, and do not monetize the information we collect by selling it to third parties for money for their own external purposes. We utilize both on-premise and cloud-based technologies and undertake technical and other administrative measures to ensure the protection of our systems and customer data. We use various in-house and third-party tools to support our security policies and procedures including multi-factor authentication, user access controls, server monitoring, network firewalls, web application firewalls, security content policies, security training, and data encryption. We also use external certified security partners to test for vulnerabilities in our software and infrastructure, and assist in our security practices, which are designed to comply with the Payment Card Industry Data Security Standard. Finally, we have implemented processes and procedures to allow customers to review and remove their non-transactional account data and to opt out of the sharing or selling of their personal information.

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

Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. In 2024, consistent with most years, our net revenue was the highest during the second quarter due to the typically higher demand for event dresses in the spring and summer.  Net revenue was the lowest during the fourth quarter given we are not a holiday gifting destination and event dress demand is typically lower during that time of year.  The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations. We recognized 25%, 29%, 25% and 21% of our annual net revenue during the first, second, third and fourth quarters of 2024, respectively.

Trademarks and Intellectual Property

Our trademarks, including LULUS® and ®, are registered with the United States Patent and Trademark Office. We own additional registrations, including LULU’S®, LOVELULUS®, and COVETED CURATED COLLECTED®. We own the domain name www.lulus.com. We believe Lulus’ trademarks have significant value in the marketing of our merchandise. We also have registrations in Canada, the European Union (the “EU”), the United Kingdom, Australia, Mexico, China, and several other countries, as well as additional pending international applications. We vigorously protect our intellectual property rights.

Regulation and Legislation

We are subject to laws and regulations governing labor and employment, advertising and promotions, privacy, safety, customer protection, retailers and the promotion and sale of merchandise, and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

We are also subject to a number of domestic and foreign laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include federal and state consumer protection laws and regulations, which address, among other things, the privacy and security of consumer information, sending of commercial email, usage of SMS, push notifications, and other messaging, and unfair and deceptive trade practices.

Under applicable federal and state laws and regulations addressing privacy and data security, we must provide notice to consumers of our policies with respect to the collection and use of personal information, our sharing of personal information with third parties, and notice of any changes to our data handling practices. In some instances, we may be obligated to give customers the right to prevent sharing or selling of their personal information with third parties. Under applicable federal and state laws, we also are required to adhere to a number of requirements when sending commercial email, SMS and other messages to consumers, including identifying advertising and promotional emails as such, ensuring that subject lines are not deceptive, giving consumers an opportunity to opt-out of further communications and clearly disclosing our name and physical address in each commercial email. Regulation of privacy and data security matters is an evolving area, with new laws and regulations enacted frequently. For example, California enacted the California Consumer Privacy Act (“CCPA”) which has been significantly amended and expanded by the California Privacy Rights Act (“CPRA”) and which, among other things, requires certain disclosures to California consumers, and affords such consumers new abilities to opt out of certain sales and sharing of personal information, including with regard to targeted advertising activities. Additionally, eighteen U.S. states have enacted data privacy legislation that has gone into effect, with another state law going into effect in 2026, and eleven states with privacy laws under consideration. In addition, under applicable federal and state unfair competition laws, including the California Consumer Legal Remedies Act and Federal Trade Commission (“FTC”) regulations, we must, and our network of influencers may be required to, accurately identify product offerings, not make misleading claims on our websites or in advertising, and use qualifying disclosures where and when appropriate. The growth and demand for e-commerce could result in more stringent domestic and foreign consumer protection laws that impose additional compliance burdens on companies that transact substantial business on the internet.

Our international business is subject to additional laws and regulations, including environmental laws and restrictions on imports from, exports to, and services provided to persons located in certain countries and territories, as well as foreign laws and regulations addressing topics such as advertising and marketing practices, customs duties and taxes, privacy, data protection, information security and consumer rights, any of which might apply by virtue of our sales in foreign countries and territories or our contacts with consumers in such foreign countries and territories. For example, the United States and China, where certain of our products are manufactured, have recently engaged in an escalating trade war, which has led to each side imposing tariffs that could adversely affect our business, financial condition and results of operations or cause us to relocate manufacturing to other countries and territories, which could disrupt our operations. The United States has imposed or threatened to impose tariffs on other countries as well, which could result in the adoption of retaliatory tariffs by those countries, including Canada and Mexico. In addition, the General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”), the UK Data Protection Act 2018, and the Swiss Data Protection Act (“FADP”) impose stringent requirements regarding the collection, handling, use and transfer of personal data of individuals located in the European Economic Area (“EEA”) and provide for substantial penalties for noncompliance. These regulations impact the use of cookies, tracking technologies and other e-marketing efforts, and there have been significant recent European court and regulatory decisions in this area, including through privacy activists. More generally, many foreign jurisdictions have laws, regulations, or other requirements relating to privacy, data protection, and consumer protection, and countries and territories are adopting new legislation or other obligations with increasing frequency. Many of these laws may require disclosure to and consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. In addition, in June 2023, the EU's new Regulation (EU) 2023/1115 restricting sale in the EU of products that may cause deforestation or the degradation of forests entered into force. Initially, the regulation was set to apply from December 30, 2024, for large and medium-sized companies, and from June 30, 2025, for small and micro-sized enterprises. However, in response to concerns from global producers and internal EU stakeholders regarding preparedness and potential trade impacts, the European Union agreed to delay the implementation by one year. The new compliance dates are December 30, 2025, for large and medium-sized companies, and June 30, 2026, for small and micro-sized enterprises. The regulation requires that certain commodities such as cattle, cocoa, coffee, oil palm, soya, wood, and rubber, and certain products derived therefrom, that are placed on the EU market, or exported from the EU market, no longer contribute to deforestation or forest degradation or do not originate from recently deforested land. The EU regulation contains requirements including due diligence and traceability obligations necessitating the linking of certain commodities and certain derived products to their place of production. We do not know of any existing environmental law, regulation nor condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.

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

Governance. Lulus’ ESG efforts are overseen by our Board of Directors through our Nominating and Corporate Governance Committee. Our General Counsel works with internal stakeholders, including a cross-functional ESG Steering Committee, as well as with outside specialists, to set and implement our ESG strategy. Our ESG strategy and initiatives are discussed regularly at the Board of Directors level.

Approach. In 2022, we engaged a third-party ESG consultant to conduct a materiality assessment. Working with internal and external stakeholders, this process helped us to identify the priority material topics that our stakeholders care about. These priority material topics inform our efforts around ESG matters. We have also worked with a third-party greenhouse gas (“GHG”) consulting firm to assess our annual Scope 1 and 2 GHG emissions for each year since 2021. Gathering this data will enable us to set a baseline for our GHG Scope 1 and 2 emissions and create a plan for improvement. As socially responsible sourcing is a priority topic of interest to our stakeholders, we have established a Vendor and Supplier Code of Conduct which sets forth our expectations for working conditions in all factories producing Lulus products. Our Vendor and Supplier Code of Conduct can be accessed on our investor relations website, which is located at https://investors.lulus.com. We also provide training to our vendors and employees on responsible sourcing and production practices. In 2022, we engaged an outside supply chain risk management and audit company to evaluate our supply chain risks and develop an oversight and auditing program, which started conducting third-party audits in 2023. Lulus’ vendors and suppliers are subject to audit, at Lulus’ request, and are required to comply with all Lulus or third-party requests on behalf of Lulus to inspect or audit their facilities and records.

Recent Developments

Board Leadership Changes

On March 20, 2025, the Board of Directors (the “Board”) approved the appointment of current director, Ms. Dara Bazzano, as the new Chair of the Board, effective March 31, 2025.  Mr. John Black, the current Chair of the Board, will continue to serve as a director and on the Board’s Audit Committee. On March 20, 2025, the Board also approved the appointment of Mr. Black to the Board’s Compensation Committee and Nominating and Corporate Governance Committee, effective March 31, 2025.

Human Capital Resources

Employees and Demographics. Our employees, also known as the “LuCrew” are integral to our success, and we strive to prioritize our employees’ development, growth, and wellbeing. As of December 29, 2024, we had 580 full-time and part-time employees. We use contingent labor in varying levels throughout the year to augment our workforce. None of our employees are represented by a labor union, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Company Culture and Values.  We are proud of our strong culture, which is embodied by our workforce. Our culture is defined by our core values: “All Voices, All In, Always Evolving.”

●	“All Voices” means every voice, at every level, is valued and encouraged. We are a team made up of individuals, and self-expression is welcome. We treat each other with respect. We listen actively and are open and honest with each other.
●	“All In” means we are “all in” on ensuring the best possible customer experience, from placing the order to opening the package upon delivery, and every interaction along the way. We pitch in to support our team members and get the job done.
●	“Always Evolving” means we are digital-native, changing and evolving along with our customers and technology. We are never satisfied with the status quo. We constantly seek to improve ourselves, our product, and our Company. We take pride in the growth of our teams, promoting top performers and infusing our Company with new and fresh ideas from outside hires.

We strive to embody these core values in our connections with our customers as well as our employees. Our core values form an integral part of our employee experience and expectations.  Employees are introduced to these core values during orientation, and they are a component of employees’ performance evaluation.  We also honor “Core Values Champions” in our monthly company newsletter and in our “All Voices” company meetings.

All Voices. Our core value of “All Voices” recognizes the importance of respecting each other’s backgrounds and self-expression, and ensuring that both internally and in our public materials we reflect the customer base that we serve.  We are dedicated to fostering a culture of belonging, where every team member can show up as their authentic self and thrive. During 2024, we continued to dedicate internal resources to talent, culture and learning to help further the evolution of our All Voices core value as we continue to drive momentum in genuine ways. We held meaningful learning sessions, events sponsored by our multiple Employee Resource Groups (“ERGs”), and shared resources in our monthly employee newsletter. The ERGs create opportunities for employees to share their perspectives, connect with each other on a deeper level, and are intended to promote a culture that is open, inclusive and respectful. These groups have also contributed to greater understanding Companywide of different perspectives, with meetings, celebrations, and learning experiences open to the entire Company. Our ERGs continue to play a vital role in helping Lulus identify nonprofits to support. In 2024, we partnered with Gyrl Wonder and The Trevor Project, contributing monetarily and actively participating in their initiatives. Additionally, we provided clothing donations to various organizations, and our ERGs organized meaningful volunteer events at local organizations within our communities.

Leadership and Development. Central to our “Always Evolving” core value is a dedication to developing our LuCrew members by providing them with skills and development opportunities. We have internal resources dedicated to employee learning and development. We continue to offer a targeted leadership fundamentals training series for our new and emerging leaders, as well as other opportunities for cross-functional knowledge sharing and collaboration.

Compensation and Benefits. Our compensation and benefits are designed to enable us to attract, motivate, and retain qualified and dedicated talent. We regularly evaluate wages and salary bands to be competitive with the market. We also offer competitive employee benefits including life and health insurance (medical, dental, and vision), paid time off, paid sick leave, and 401(k) plan with a Company match. In 2022, we implemented an Employee Stock Purchase Program, and in 2023, we implemented paid parental leave and doubled the paid time off provided to entry level employees. We recognize milestone anniversaries both in our newsletter and with individual gifts. Almost all of our corporate and customer service employees have the option of working on a hybrid basis, and some of our locations are pet-friendly.

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

We obtain a significant amount of traffic via social networking platforms or other online channels used by our current and prospective customers. As e-commerce and social networking platforms continue to rapidly evolve, we must continue to maintain and establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also acquire and retain customers through paid search/product listing ads, paid social, retargeting, affiliate marketing, personalized email, direct mail marketing and in-person experiences. If we are unable to cost-effectively drive traffic to our website or mobile app, our ability to acquire new customers and our financial condition would suffer.

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

Additionally, our ability to connect with customers remains highly reliant on key digital platforms. For example, we have cultivated a significant presence on TikTok, particularly among Gen Z customers, making any potential restriction or ban of this platform a considerable risk to maintaining that connection, engaging with customers and promoting our brand. For example, on April 24, 2024, then-President Biden signed into law certain measures requiring TikTok’s Chinese-based parent company to sell TikTok to a non-

Chinese owner by January 2025 or face a total ban in the United States. On January 20, 2025, President Trump issued an executive order to delay the ban until April 2025. If the TikTok ban is enforced or if there are other significant changes or disruptions, including restrictions or bans affecting other major social media platforms or digital advertising channels, our marketing effectiveness and customer acquisition efforts could be meaningfully hindered, potentially making it harder to achieve our strategic goals.

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

We track certain key operating metrics using internal data analytics tools, which have certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators. We also aggregate and collate the data for analysis and reporting which is subject to error or unintended mistakes. Data from both such sources may include information subject to errors or unintended mistakes relating to fraudulent accounts and interactions with our sites or the social media accounts of our influencers (including as a result of the use of bots or other automated or manual mechanisms to generate false impressions that are delivered through our sites or their accounts). We have only limited abilities to verify data from our sites or third parties and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity.

Our methodologies for tracking metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use, issues with the data received from third parties, errors or unintended mistakes, or if our internal data analytics tools contain algorithmic or other technical errors, the data we report may not be accurate or comparable with prior periods.

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

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship between an influencer and an advertiser.

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

If we are unable to continue connecting with our target customer base through effective marketing channels, it could have a material adverse effect on our business, financial condition, and results of operations.

We utilize a diverse array of marketing channels to engage our audience and drive traffic to the platform. These include organic content creation, affiliate marketing, email campaigns, SMS outreach, direct mail, paid search, and social media marketing. We have also cultivated promotional partnerships to enhance our reach and impact. In addition to our robust digital strategy, we executed our first national out-of-home campaign in 2024, incorporating out-of-home outdoor advertising, mailers, and connected TV placements. This marked a significant milestone in our efforts to diversify our marketing approach and connect with consumers through a broader range of touchpoints.

This integrated approach demonstrates our commitment to reducing reliance on any single channel while ensuring adaptability in a dynamic marketing landscape. Despite these efforts, our ability to connect with customers remains highly reliant on key digital platforms. For example, we have cultivated a significant presence on TikTok, particularly among Gen Z customers, making any potential restriction or ban of this platform a considerable risk to maintaining that connection, engaging with customers and promoting our brand. For example, on April 24, 2024, then-President Biden signed into law certain measures requiring TikTok’s Chinese-based parent company to sell TikTok to a non-Chinese owner by January 2025 or face a total ban in the United States. On January 20, 2025, President Trump issued an executive order to delay the ban until April 2025. If the TikTok ban is enforced or if there are other significant changes or disruptions, including restrictions or bans, affecting other major social media platforms or digital advertising channels, it could materially hinder our marketing effectiveness and customer acquisition efforts, potentially making it harder to achieve our strategic goals.

Additionally, the social media platforms we rely on for marketing purposes are dependent on third-party mobile operating systems, such as iOS and Android, which we do not control. Changes to these systems could adversely affect our ability to engage with customers, potentially impacting our business, financial condition, and results of operations.

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

International trade disputes and tariffs imposed by the U.S. Government or a global trade war could adversely impact our business.

As a result of the recent U.S. elections, we are in a period of transition in both the White House and Congress. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant additional tariff increases or expanding the tariffs to capture other types of goods. In February 2025, President Trump signed executive orders imposing tariffs on almost all imports from Canada, Mexico and China. Tariffs on China became effective in February 2025 and increased in March 2025. Certain tariffs on Canada and Mexico became effective in March 2025.

We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. Such tariffs could have a significant impact on our business, as a large portion of the merchandise we offer for sale is manufactured in China or Mexico. While we will attempt to renegotiate prices with suppliers and to continue to diversify our supply chain, such efforts may not yield immediate results or be effective, which could negatively impact our margins. We may also consider increasing prices to our customers, but this could reduce the competitiveness of our products and adversely affect sales. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our consumers, our suppliers, and the U.S. economy, which in turn could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We accept payments online via credit and debit cards, Lulus gift cards, Lulus online credit, buy now pay later options, and other digital wallet services, which subject us to certain regulations and risk of fraud, and we may in the future offer new payment options to customers that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our results of operations. Certain payment processors may seek to implement reserves against our processed transactions which could negatively impact our cash flows should we continue to offer these payment methods to our customers. While we use third parties to process credit and debit card payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules (such as the new PCI DSS 4.0 requirements coming into effect in 2025) and regulations or experience a security breach involving payment card information, we may be subject to fines, assessments and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

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

We may incur significant losses from customer and or credit card fraud and theft.

We have in the past incurred and may in the future incur losses from various types of fraud and theft, including stolen credit card numbers, claims that a customer did not authorize a purchase, merchant fraud, and customers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments, and any such losses may be significant. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Although we have measures in place to detect and reduce the occurrence of fraudulent activity, those measures may not always be effective. Our failure to adequately prevent fraudulent transactions and theft could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our results of operations.

Risks Related to Our Indebtedness

We have outstanding borrowings and we may incur additional indebtedness in the future, which may require us to use a portion of our cash flow to service debt and limit our financial and operating flexibility.

In November 2021, we entered into a Credit Agreement (the “2021 Credit Agreement”) with Bank of America (the “lender”) to provide a Revolving Facility (the “2021 Revolving Facility”) that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024.

On July 22, 2024, we entered into an amendment to the 2021 Credit Agreement (the “First Credit Amendment”) which extended the maturity date to August 15, 2025 and reduced the Revolving Commitment (as defined in the 2021 Credit Agreement) to $15.0 million, with a further reduction to $10.0 million on March 31, 2025. The First Credit Amendment also reduced the previous letters of credit sublimit from $7.5 million to $5.0 million.

On November 12, 2024, we entered into a second amendment to the 2021 Credit Agreement (the “Second Credit Amendment”) which extended our reporting deadline for our financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024, and required us to test the financial covenants no later than December 16, 2024. The Second Credit Amendment prohibited us from requesting any additional borrowing or letter of credit extension until the financial statements and the compliance certificate for the third quarter of 2024 were delivered. We successfully delivered the third quarter financial statements and the compliance certificate on December 16, 2024.

On December 13, 2024, we entered into a third amendment to the 2021 Credit Agreement (the “Third Credit Amendment”). The Third Credit Amendment provided a limited waiver for us to comply with the financial covenants for the period of four fiscal quarters ended on or about September 30, 2024. Under the Third Credit Amendment, we are required to, among other things, not permit unrestricted cash and cash equivalents, as determined on a consolidated basis and tested weekly, to be less than certain specified minimum amounts. The Third Credit Amendment also requires the payment of certain consent fees and increases the interest rates payable under the as amended 2021 Credit Agreement for periods commencing on or after December 13, 2024 and February 1, 2025, as described in Note 5, Debt. Pursuant to the Third Credit Amendment, there was no financial covenant test for the quarter ended September 29, 2024.

As of December 29, 2024, we had total cash and cash equivalents of $4.5 million and $13.1 million in outstanding amounts under the 2021 Credit Agreement, as amended, classified within total current liabilities. During 2024, we borrowed $33.1 million under the 2021 Credit Agreement, as amended, and repaid $28.0 million of the outstanding balance.

On March 27, 2025, we entered into a fourth amendment to the 2021 Credit Agreement (the “Fourth Credit Amendment”). The Fourth Credit Amendment provided a limited waiver for us to comply with the financial covenants for the period of four fiscal quarters ended on or about December 31, 2024. It also suspends measurement of the Consolidated Total Leverage Ratio and Consolidated Fixed Charge Covenant Ratio for the fiscal quarter ending on or about March 31, 2025.  The Fourth Credit Amendment includes a timeline of milestones for a refinancing transaction with a third-party lender and limits our ability to further enter into certain transactions, including certain liens, dispositions, investments, debt and restricted payments. The Fourth Credit Amendment also requires the payment of the remaining portion of the consent fee payable under the Third Credit Amendment and increases the interest rates payable under the 2021 Credit Agreement, as amended, for periods commencing on or after March 27, 2025, as described in Note 5, Debt. Although we have secured these limited waivers, we cannot guarantee that we will be able to satisfy all of the necessary conditions or that we will not incur another covenant violation in the future.

We are actively seeking alternative debt financing and continuing to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed.  As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Our past results, including periods of rapid growth of our net revenue and profitability and periods of macroeconomic pressure and corresponding decreases in net revenue and profitability, should not be considered as indicative of our future performance. We operate in a rapidly evolving industry that may not develop in a manner favorable to our business. You should consider our business and prospects in light of the risks and challenges we may encounter.

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

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses for the past two years and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $55 million and $19 million in the fiscal years ended December 29, 2024 and December 31, 2023, respectively.  Even as we try to manage our expenses and expand revenue, these efforts may be more costly than we expect and may not result in increased revenue or growth or margin improvements in our business in the future. Any failure to increase our revenue sufficiently to keep pace with our expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

As we expand, our operations will become more complex. We have grown rapidly, with our net revenue increasing from $133 million in 2016 to $316 million in 2024, with variability in the years between primarily attributed to the impact of the COVID-19 pandemic and the ensuing pent-up demand period followed by a period of macroeconomic pressures and more muted consumer spending. We expect our future growth to bring new challenges. Among other difficulties that we may encounter, this growth may place a strain on our existing infrastructure, including our consolidated distribution facilities, information technology systems, financial controls, merchandising, and operations personnel. It may be expensive for us to adequately staff in light of rapidly changing staffing needs. We may also place increased demands on our suppliers, to the extent we increase the size of our merchandise orders. The increased demands that our growth plans may place on our infrastructure may cause us to operate our business less efficiently or effectively, which could cause a deterioration in the performance of our business. New order delivery times could lengthen as a result of the strains that growth may place on our existing resources, and our growth may make it otherwise difficult for us to respond quickly to changing trends, customer preferences and other factors. This could impair our ability to continue to offer on-trend merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

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

We may not be able to manage our growth effectively, and such growth may adversely affect our corporate culture.

We have expanded our operations and anticipate expanding further in the future as we pursue our growth strategies. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical systems, financial resources, and internal control over financial reporting functions. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations. It is also possible that we may not continue to grow as expected, which may result in the need to reduce resources. Any reductions to current personnel, systems, procedures, and controls may not be adequate to support and effectively manage our business and future operations.

In addition, we announced cost reduction measures that included workforce reductions in the past, such as our announcement in December 2024, and we may make similar announcements in the future. Any such restructuring plans, reductions in force or other cost reduction measures could divert management attention, adversely affect employee morale and turnover, and damage our reputation as an employer, which could increase the difficulty of attracting, retaining and motivating qualified personnel and maintaining our corporate culture. Further, our reduced headcount following such restructuring plans and any further turnover may increase the difficulty of executing on our plans, including due to the loss of historical, technical or other expertise, and challenges of covering leaves of absence with a reduced headcount, which may have an adverse effect on our business, prospects and results of operations.

Our collaborative culture is important to us, and we believe it has been a major contributor to our success. We may have difficulties maintaining our culture or adapting it sufficiently to meet the needs of our future and evolving operations if we continue to grow, including as we expand internationally, or if our growth slows. In addition, our ability to maintain our culture as a public company, with the attendant changes in policies, practices, corporate governance, and management requirements may be challenging. Failure to maintain our culture could have a material adverse effect on our business, financial condition, and results of operations.

As we continue to pursue our international growth strategy, our success will largely depend on our ability to manage the unique challenges presented by international markets

We intend to continue to increase sales of our products to customers located outside the United States. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling, privacy, consumer protection, advertising, ESG and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot assure that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

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

The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the availability of raw materials in recent years. Additionally, inflation and supply chain constraints could increase pricing pressure on our business. This pressure could have adverse effects on our business and financial condition, including:

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

We operate in the highly competitive retail apparel industry. We compete on the basis of a combination of factors, including our quality, concept, price, breadth, and style of merchandise, as well as our online experience and level of customer service, our brand image, and our ability to anticipate, identify and respond to new and changing fashion trends and customer demands. While we believe that we compete primarily with national and international apparel retailers and e-commerce businesses that specialize in women’s apparel, footwear, and accessories, we also face competition from Chinese e-commerce platforms, national and regional department stores, specialty retailers, fast-fashion retailers, value retailers, and mass merchants. In addition, our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending. Customer purchases of discretionary retail items and specialty retail products, which include our apparel, footwear, and accessories, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of customer credit, inflation, high interest rates, high tax rates, high fuel prices, and customer confidence with respect to current and future economic conditions. Customer purchases may decline during recessionary periods or at other times when unemployment is higher, fuel prices are higher or disposable income is lower. During 2023 and 2024, we experienced reductions in net revenue due to challenging macroeconomic conditions where consumers generally lowered their spending levels. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise to customers who seek value. Customer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions.

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

We have many important supplier relationships. We do not own or operate any manufacturing facilities. Instead, we purchase nearly all of our merchandise from third-party suppliers. During 2024, our top 11 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 8.6% of our purchases. During 2023, our top 11 suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than 9.1% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify if needed or to improve the quality, look, and fit of the item. We must also be able to quickly source merchandise and place orders in order to successfully execute our strategy of rapidly responding to evolving fashion trends. Merchandise may not be available to meet our fashion needs on a timely basis, at competitive prices, or at all. Due to the nature of our product strategy, we do not have long-term commitments with any of our suppliers, and we generally operate without any contractual assurances of continued supply, pricing, or access to new products. Our standard terms and conditions do not commit us or our suppliers to any particular quantities, which are established on a purchase order basis.

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

A majority of our inventory is produced by foreign manufacturers, including those based in China, which is either directly imported by domestic importers or imported by us from foreign suppliers. While we believe this is the best strategic business model for the time being, our dependence on foreign supply sources is subject to risks associated with international trade conflicts, particularly with respect to export and import controls and laws, global sourcing and manufacturing which could result in disruptions to our operations.

Suppliers, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards, or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. In February 2025, the new U.S. presidential administration announced the imposition of tariffs on imports from Canada, Mexico and China, and those countries subsequently announced retaliatory tariffs in response. Some of the tariffs have gone into effect, while certain others have been temporarily stayed, resulting in uncertainty. If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could have an adverse effect on us or on our suppliers, which could lead to significant increases in the costs of materials, and as a result could negatively impact our results of operations, cash flow and financial condition.

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

Merchandise returns and damages could harm our business.

We allow our customers to return merchandise, subject to our return policy. If merchandise return economics become more costly, our business, financial condition, and results of operations could be harmed. Further, we modify our policies relating to returns or damages from time to time, which may result in customer dissatisfaction or an increase in the number of merchandise returns or damaged products. Supplier non-compliance can also result in increased returns or damages. From time to time, our products are damaged or lost in transit or damaged by customers, which can increase return rates and inventory write-offs and harm our brand. Competitive pressures could cause us to alter our shipping policies, which could also result in customer dissatisfaction or an increase in the number of merchandise returns or damaged products. Due to our customer friendly return policy and consumer behavior, we have experienced and may in the future experience heightened levels of returns, which have and may continue to negatively impact our operating results and financial position. We have also experienced and may in the future experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, high inflation, high interest rates, recession or fears of recession, housing costs, energy and fuel costs, the resumption of student loan repayments, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

Risks Related to Our Technology Infrastructure

System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations.

External parties, such as experienced computer programmers and hackers, or even internal users (including both employees and non-employees with authorized access), may be able to penetrate or create systems disruptions or cause shutdowns of our networks, systems and applications or those of third-party companies with which we have contracted to provide services. We collect and use personal information about our employees, customers and others, and sometimes rely upon third-party service providers to maintain or process data on our behalf and to provide security for the information in their possession. Any real or perceived compromise of such information could deter customers from using our platform, subject us to governmental investigations and/or enforcement actions, fines and penalties, litigation, claims and other liabilities, and harm our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures, timeliness of applying updates to vulnerable systems or other factors within or beyond our control. Such failures or breaches in our information systems could also result in the disclosure, misappropriation, modification or misuse of or unauthorized access to our confidential, proprietary, or personal information, disruption of our operations or damage to our networks and systems. An increasing number of websites, including several large internet companies, have disclosed breaches of their security, some of which have involved increasingly sophisticated and highly targeted attacks on portions of their sites. For example, online businesses have been targeted with attacks aimed at compromising the security of payment card information submitted by customers for online purchases, including by injecting malicious code or scripts on website pages or by gaining unauthorized access to payment systems. As an online retailer, we may be targeted with similar attempts.

Although we take steps to protect our networks, systems, applications and data, including the implementation of additional security measures from time to time, we or our service providers may be unable to anticipate, defend against, or timely identify and respond to such activity, including but not limited to hacking, malware, viruses, social engineering (such as phishing or other scams), extortion, account takeover attacks, denial or degradation of service attacks, supply chain attacks, computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our data. In addition, sophisticated hardware and operating system software and applications that we buy or license from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution, or other critical functions and have a material adverse effect on our business, financial condition and results of operations.

In addition, many states and countries have enacted laws or regulations that require companies to notify individuals about certain types of security incidents or breaches, and any such disclosures or a failure to disclose may lead to negative publicity and may deter customers from shopping with us or result in a claim that we failed to meet the requirements of applicable regulations. It is also possible that security breaches affecting our competitors or others in our industry could also result in negative publicity that indirectly harms our reputation. Increasing public, industry, and governmental focus on privacy and data security may continue to lead to additional guidance or legislative and regulatory action, and the increased emphasis on privacy may lead customers to request that we take additional measures to enhance security or restrict the manner in which we collect and use customer information to gather insights into customer behavior and craft our marketing programs. As a result, we may have to modify our business systems and practices with the goal of further improving data security, which could result in reduced net revenue, increased expenditures and operating complexity. Any compromise of our security or security breach could result in a violation of applicable privacy and other laws, significant legal and financial exposure or damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

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

For example, we implemented a data warehouse solution that in near real-time integrates data from our proprietary software applications and third-party software applications to unlock the various data silos and allow for holistic business intelligence analysis and reporting. The actionable insights we have been able to gather from these analytics have allowed us to detect and act on trends sooner, identify improvement opportunities and implement predictive analysis models to gain efficiencies.

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

Our business is highly dependent upon email, SMS and other messaging services for promoting our brand and platform. We send promotional email and SMS messages to inform customers of new products, shipping specials and other offers, and transactional emails and SMS messages to communicate updates to customer orders and returns or to respond to customer outreach. We believe these messages are an important part of our customer experience. If we are unable to successfully deliver emails, SMS or other messages to our subscribers, or if subscribers decline to open or read our messages, our net revenue and profitability would be materially adversely affected. Changes in how web, mail and carrier services block, organize and prioritize messaging may reduce the number of subscribers who receive or open our messages. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of email, SMS or other messages could also adversely impact our business. From time to time, email service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that could result in our inability to successfully deliver emails or other messages to customers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email, SMS and other messaging services to send communications to customers may also result in legal claims against us, which may cause us increased expense, and if successful, might result in fines or orders with costly reporting and compliance obligations or might limit or prohibit our ability to send email, SMS or other messages. We also rely on social media platforms to communicate with our customers and to encourage our customers to engage with our brand. Changes to the terms of these social media platforms to limit promotional communications or our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social media platforms, or decline in the use of or engagement with social media platforms by consumers could materially adversely affect our business, financial condition, and results of operations.

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

We use or may in the future use artificial intelligence (“AI”) and machine learning in our business to, among other things, facilitate personalized customer journeys, predict shopping behaviors, optimize marketing, generate data aggregation, summarizations and insights, and streamline workflows. Issues relating to our use or potential use of new and evolving AI technologies may cause us to experience brand or reputational harm, competitive harm, customer loss, legal liability or new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, sensitive, proprietary, or confidential information of the Company and employees could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, offensive or otherwise flawed outputs, some of which may appear correct. Further, AI algorithms are based on machine learning and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us. In addition, uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

Government regulation of the Internet and eCommerce is evolving and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to regulations and laws specifically governing the Internet and eCommerce. Existing and future regulations and laws could impede the growth of the Internet, eCommerce or mobile commerce. These regulations and laws may involve online payments, taxes, tariffs, privacy, data protection, data security, anti-spam, content protection, website accessibility, Internet neutrality, artificial intelligence, automated decision making, electronic contracts and communications, consumer protection, website accessibility, Internet neutrality and gift cards. Additional examples include intermediary liability protections, online platform liability, content moderation, online child safety, packaging and recycling requirements, seller certification and representative requirements, and know-your-customer/business regulations.

These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. We strive to comply with all applicable laws, and compliance is often complex and/or operationally challenging. In addition, applicable laws may conflict with other rules or our practices and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability.

Risks Related to the Supply of Our Products

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing.

We currently source nearly all of the merchandise we offer from third-party suppliers, and as a result we may be subject to price fluctuations or demand disruptions. Our results of operations would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise. We are working to strategically establish more direct sourcing relationships with factories, which adds risks related to shipping, importation, and payment terms. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our results of operations. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, the suppliers we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters could increase raw material costs, impacting pricing with certain of our suppliers, or cause shipping delays for certain of our merchandise. We may not be able to maintain the quality expectations of customers due to disruptions in the supply of the fabrics or raw materials used in the manufacture of our products. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Any delays, interruption, damage to, or increased costs in the manufacture of the merchandise we offer could result in higher prices to acquire the merchandise or non-delivery of merchandise altogether and could adversely affect our results of operations.

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

In addition, we cannot guarantee that merchandise we receive from suppliers will be of sufficient quality or free from damage, or that such merchandise will not be damaged during shipping, while stored in one of our distribution facilities, or when returned by customers. Further, as we establish more direct sourcing relationships, we will become increasingly responsible for any product quality issues that arise. While we take measures to ensure merchandise quality and avoid damage, including evaluating supplier product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession or prevent all damage while in our distribution facilities. We may incur additional expenses and our reputation could be harmed if customers and potential customers believe that our merchandise is not of sufficiently high quality or may be damaged.

We have two distribution facilities and disruptions to the operations at these locations could have a material adverse effect on our business, financial condition, and results of operations.

We have one distribution facility located in California and one in Pennsylvania. We previously had a distribution facility in Chico, California and a separate consolidation center in Ontario, California, but we have consolidated the functions of these two facilities into our Ontario, California facility, which now serves as both a consolidation and distribution center. The decision to consolidate reflects the Company’s strategy of cost reduction and simplification. The charges related to the closure of the Chico, California distribution facility and consolidation of our California facilities were not significant in 2024, and we do not anticipate they will be significant for 2025. All of our merchandise is shipped from our suppliers to one of our distribution facilities and then packaged and shipped from our distribution facilities to our customers. The success of our business depends on our timely receipt of merchandise so we can continuously bring new, on-trend products online for sale. The success of our business also depends on customer orders being timely processed and delivered to meet promised delivery dates and satisfy our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facilities to support both our current level of operations and the anticipated increased levels that may follow from our growth plans. We may be unable to achieve the anticipated benefits from consolidating our distribution facilities in California within the expected timeframe or at all. Additionally, we may experience unanticipated challenges or difficulties in such consolidation that may result in a loss of continuity, require a significant amount of management and other employees' time and focus, or otherwise adversely affect our business, operating results, competitive position or financial condition. We may be unable to accommodate future growth using our existing distribution facilities. In such case, we will either need to expand and upgrade our existing distribution facilities or open additional distribution facilities. Upgrading our existing distribution facilities or transferring our operations to a facility with greater capacity will require us to incur additional costs, which could be significant, and may require us to secure additional favorable real estate or may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such additional real estate may not be available at reasonable costs or at all. Our failure to provide adequate order fulfillment, secure additional distribution capacity when necessary, or retain a suitable third-party logistics provider could impede our growth plans. Further increasing this capacity could increase our costs, which in turn could have a material adverse effect on our business, financial condition, and results of operations. Alternatively, based on our assessments and if required by business conditions, we may make capital investments to move or close all or part of additional distribution facilities in the future. These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes, which could result in an adverse impact on our operating results, cash flows and financial condition.

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

If we encounter difficulties or disasters with our distribution facilities or corporate offices, our disaster recovery, business continuity and document retention plans may be inadequate or insufficient and our critical systems, operations and information may not be restored in a timely manner, or at all, and this could have a material adverse effect on our business, financial condition, and results of operations.

We rely on third-party suppliers, manufacturers, distributors, and other suppliers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers who source from manufacturers based primarily in China and, to a lesser extent, Brazil, the Dominican Republic, Guatemala, India, Italy, Korea, Mexico, Nicaragua, Spain, United States, Vietnam, El Salvador and Greece, to source and manufacture many of our products under our owned brand and third-party brands. We are also working to strategically establish more direct sourcing relationships with manufacturers overseas. We engage our third-party suppliers and manufacturers on a purchase order basis combined with customary terms and conditions and are not party to any long-term contracts containing purchase obligations. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other clients and the demands of those clients. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, we cannot assure that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.

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

Countries from which we or our vendors obtain products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. This could disrupt the supply of such products to us and adversely affect our operations. The United States Congress periodically considers other restrictions on the importation of products obtained for us. The cost of such products may increase for us if applicable duties are raised or import quotas with respect to such products are imposed or made more restrictive.

We have developed strategies to try to mitigate the impact of current and potential future tariffs, including collaborative efforts with our vendor partners and suppliers. There can be no assurance that the imposed tariffs will not be increased, expanded or extended. The impact of these tariffs on current and future fiscal years could have a material adverse effect on our cost of goods sold and results of operations.

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

We plan to increase the number of direct sourcing relationships with manufacturers overseas but have limited experience in this type of sourcing arrangement, which may expose us to new risks and have a material adverse effect on our business, financial condition, and results of operations.

In an effort to address some of the challenges with our current supply chain, including pricing, competing orders placed by other clients, and risks of doing business in China, we are working to strategically establish more direct sourcing relationships with manufacturers overseas. We have limited experience with direct sourcing relationships. We may not be successful in establishing direct sourcing relationships, and we may not successfully identify the correct suppliers or countries in which to establish relationships or correct business or legal terms to govern the relationships. If we engage suppliers whose materials and/or delivery of products do not meet our quality control standards and specifications or comply with applicable laws or regulations, our operating results and reputation could be materially adversely impacted. We may not be successful in obtaining the margin benefits we are anticipating from direct sourcing, and may experience difficulties with order quantities, payment terms, and shipping and customs complexities.  If any of these events occur, our results of operations, financial condition and cash flows could be materially and adversely affected.

Any failure by us or our suppliers to comply with product safety, labor or other laws, our Vendor and Supplier Code of Conduct, or our standard terms and conditions, or to provide safe factory conditions for their workers may damage our reputation and brand and harm our business.

The merchandise we sell to our customers is subject to regulation by the U.S. Consumer Product Safety Commission and similar state and international regulatory authorities. As a result, such merchandise could be in the future subject to recalls and other remedial actions. Product safety, labeling, and licensing concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could have a material adverse effect on our results of operations.

Additionally, we are subject to regulations related to the manufacture of the merchandise that we sell. For example, in California, we are subject to record keeping and wage guarantor obligations pursuant to SB 62 (the “Garment Worker Protection Act”), for certain items that we contract to manufacture, as well as AB 701 (the “Warehouse Quotas Law”), which requires us to ensure that quotas do not interfere with warehouse worker meal and rest periods under California’s wage orders.

Failure by us or our third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in the cancellation of orders by customers and termination of relationships, among other things. Some of the merchandise we sell may expose us to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, some of our agreements with our suppliers may not indemnify us from product liability for a particular supplier’s merchandise or our suppliers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

We purchase our merchandise from numerous domestic and international suppliers. Our standard vendor terms and conditions require suppliers to comply with applicable laws and to warrant that the products are made without use of child labor, convict labor, indentured or bonded labor, or labor obtained through human trafficking. Our Vendor and Supplier Code of Conduct, which our vendors contractually agree to, further sets forth our baseline expectations for safe and humane factory conditions. Failure of our suppliers to comply with applicable laws, regulations and contractual requirements or to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand and lead to legal claims against us, resulting in increased legal expenses and costs. Further, damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

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

We purchase merchandise that may be subject to copyrights, design patents, trademark, trade dress or otherwise may incorporate protected intellectual property. Typically we are not involved in the manufacture of any of the merchandise that we purchase from our suppliers for sale to our customers, and we do not independently investigate whether our suppliers or the manufacturers with whom they do business hold intellectual property rights to the merchandise we purchase. Third parties have and may bring legal claims, or threaten to bring legal claims, against us that their intellectual property rights are being infringed or violated by our use of intellectual property if our suppliers or the manufacturers of our merchandise infringe upon the intellectual property rights of third parties. Litigation or threatened litigation, regardless of merit, could be costly, time consuming to defend, require us to redesign or rebrand our products or packaging, if feasible, distract our senior management from operating our business and require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any such royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. If we were to be found liable for any such infringement, we could be required to pay substantial damages which our indemnifying suppliers may not be able to fully pay, and could be subject to injunctions preventing further infringement. In addition, any payments we are required to make and any injunctions with which we are required to comply as a result of infringement claims could be costly. While our standard vendor terms and conditions require our suppliers to indemnify us against third-party intellectual property claims, certain agreements with our suppliers may not indemnify us from intellectual property claims for a particular supplier’s merchandise or our suppliers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Any legal claims or litigation could have a material adverse effect on our business, financial condition, and results of operations.

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

Laws and regulations relating to the liability of providers of online services for the activities of their marketers or their social media creators and the content of their marketers' listings are currently unsettled. We could be subject to claims for defamation, negligence, copyright or trademark infringement, or claims based on other theories relating to the information we publish on our websites, or the information published across social media. These types of claims have been brought, sometimes successfully, against online services including us in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our marketers or our creators. Our potential liability for unlawful activities of our marketers or our creators or the content of our marketers' listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to reevaluate marketing efforts. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subject to such lawsuits, it may adversely affect our business.

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

We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

We collect personal information and other data from our employees, customers, prospective customers and others to provide products and services, to support, expand and improve our business, and to tailor our marketing and advertising efforts. We may also share customers’ personal information with certain third parties as authorized by the customer or as described in our privacy policy. Sophisticated hackers and cybercriminals employ advanced techniques, including social engineering and automated attacks, which may evade detection for extended periods. A breach of our networks, or those of our service providers or vendors, could result in the loss of confidential business and financial data, misappropriation of personal information of customers or employees, and disruption of business operations. Such incidents could materially adversely affect our business through impaired customer relationships, loss of sales and customers, potential fines and lawsuits, significant legal and remediation costs, and damage to our brand.

In addition, we are subject to an increasingly complex, and sometimes conflicting, set of legal obligations related to data protection, privacy and information security in the United States, Europe, Canada and other countries where we do business, and there will continue to be new proposed laws and regulations and changes to existing legal frameworks that govern how we collect, use, share, and process personal data.  In the United States, eighteen states have enacted comprehensive consumer privacy laws, with another state law going into effect in 2026, and eleven states with privacy laws under consideration. The California Consumer Privacy Act (“CCPA”) (as amended by the California Privacy Rights Act (“CPRA”)), the most stringent state privacy law, grants California residents data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, the right to request to opt-out of certain sales of such personal information as well as a private right of action for certain data breaches.   The European Union adopted the General Data Protection Regulation (the “”GDPR”) and the United Kingdom enacted the UK General Data Protection Regulation (which implements the GDPR into UK law); both of which impose significant compliance requirements, including extensive documentation requirements and granting certain rights to individuals to control how businesses collect, use, disclose, retain and leverage information about them or how they obtain consent from them. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various provincial laws require companies to give detailed privacy notices to consumers; obtain consent to use personal information, with limited exceptions; allow individuals to access and correct their personal information; and report certain data breaches.

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

Our suppliers source the merchandise we sell from manufacturers both inside and outside of the United States. Although our suppliers are required to comply with all applicable laws, including labor and employment, immigration, customs, environmental and product safety, we do not own, supervise or control our suppliers or the manufacturers that produce the merchandise we sell. In the past, we have purchased merchandise from our suppliers solely within the United States. Over the course of the last past few years, we have increased and expect to further increase direct purchases from suppliers outside the United States, which may expose us to additional risks. The violation, or perception of any violation, of any labor, immigration, product safety, or other laws by any of our suppliers, their U.S. and non-U.S. manufacturers, or our direct suppliers, such as use of forced or child labor, or the divergence of the labor practices followed by any of our suppliers or these manufacturers from those generally accepted in the United States, could damage our brand image or subject us to boycotts by our customers or activist groups which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to numerous laws and regulations, including labor and employment, truth-in-advertising, California’s Proposition 65 and other environmental laws and regulations, customer protection and zoning and occupancy laws and ordinances that regulate retailers generally or govern the promotion and sale of merchandise and the operation of warehouse facilities. If these regulations were to change or were violated by our management, employees, or suppliers, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and have a material adverse effect on our business, financial condition, and results of operations. In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business.

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

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules, and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and e-commerce, including geo-blocking and other geographically based restrictions, internet advertising and price display, customer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, data security, data protection, and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could severely damage our reputation and our relationship with our customers, third party partners and investors as well as decrease demand for our services, limit marketing methods and capabilities, affect our margins, increase costs or subject us to additional liabilities.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which requires us to conduct due diligence on and disclose whether or not our products sold during the prior fiscal year contained conflict minerals. These requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

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

As of the date of this Annual Report on Form 10-K, our executive officers, directors, and principal stockholders own, in the aggregate, approximately 74% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation, and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our officers, directors, and principal stockholders and could have an adverse effect on the price of our common stock.

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

In addition, because we are incorporated in Delaware, we have opted out of the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder. However, our amended and restated certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL and prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition, except that it provides that H.I.G. or any affiliate thereof, or any person or entity to which any of the foregoing stockholders transfers shares of our voting stock (subject to specified exceptions), in each case regardless of the total percentage of our voting stock owned by such stockholder or such person or entity, shall not be deemed an “interested stockholder” for purposes of this provision of our amended and restated certificate of incorporation and therefore not subject to the restrictions set forth in this provision.

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

Risks Related to Ownership of Our Common Stock

We have received notice of delisting from Nasdaq.

On February 27, 2025, we received a letter from The Nasdaq Stock Market, LLC ("Nasdaq"), notifying us we had fallen below compliance with respect to the continued listing standard set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from the date of notification, or until August 26, 2025], to regain compliance with the minimum bid price requirement. During this period, our common stock will continue to trade on the Nasdaq Global Market. If at any time before August 26, 2025, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which period may be extended to greater than 10 consecutive trading days at the sole discretion of Nasdaq), Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement. In the event we do not regain compliance by August 26, 2025, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify for the additional 180-day period, we will be required to meet the continued listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock.

If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our shares;

●	reduced liquidity for our shares;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We expect that our stock price will fluctuate significantly, which could cause the value of investments in our common stock to decline, and investors may not be able to resell their shares at a price at or above the price for which they purchased them.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. The market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. The trading price of our common stock is likely to be volatile and subject to significant price fluctuations, as observed in the last few years, in response to many factors, including:

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

We have incurred goodwill impairment charges, and may incur goodwill or intangible asset impairment charges in the future, which could adversely affect our business, financial condition and results of operations

We evaluate indefinite-lived intangible assets, including goodwill and our tradename, for possible impairment annually, on the first day of the fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that an impairment may have occurred. We evaluate long-lived assets for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. During the fourth quarter of 2024 we concluded that a sustained decline in our stock price coupled with continuing net losses were significant enough factors to warrant a quantitative assessment utilizing a combination of (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change.

As a result of the goodwill impairment test conducted in the fourth quarter ended December 29, 2024, we concluded that the carrying value of our single reporting unit exceeded the fair value, and a goodwill impairment charge of $28.4 million was recorded, while $7.0 million of goodwill remained on our consolidated balance sheet. No goodwill impairment was recorded for the year ended December 31, 2023.

It is possible that we could incur another impairment charge for goodwill or intangible assets in future periods if (i) overall economic conditions in fiscal 2025 or future years vary from our current assumptions; (ii) business conditions or strategies change from our current assumptions; (iii) there is further deterioration to our stock price; (iv) investors require higher rates of return on equity investments in the marketplace; or (v) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could adversely affect our business, financial condition and results of operations.

There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, data protection and privacy claims, customer protection claims, and product-oriented allegations. These claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time and allocation. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our principal office, our studio and one of our distribution facilities are located in California, an area which has a history of wildfires, and are thus vulnerable to damage. We also have a second distribution facility in Pennsylvania. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and distribution facilities or the operations of one or more of our third-party providers or suppliers. For example, in January 2025, there were major wildfires in the Los Angeles area that impacted some of our employees. There have also been wildfires near our principal office. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to customers from or to the impacted region, our suppliers’ ability to ship merchandise or our ability to operate our platform. In addition, these types of events could negatively impact customer spending in the impacted regions. Sales of certain seasonal apparel items are dependent in part on the weather and may decline when weather conditions do not favor the use of this apparel. To the extent any of these events occur, our business and results of operations could be adversely affected.

Climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may adversely affect our business and financial results and damage our reputation.

Our business and results of operations could be adversely affected by climate change and the adoption of new climate change related laws, policies and regulations. Growing concerns about climate change and greenhouse gas emissions have led to the adoption of various regulations and policies, including the Paris Agreement negotiated at the 2015 United Nations Conference on Climate Change. Climate change may impact our business in numerous ways. For example, governments may impose additional legal requirements and/or impose new taxes to finance efforts to reduce the impact of climate change, which may increase shipping and freight costs and prices for our products. We also face the risk that governmental or non-governmental organizations may increase their focus on the fashion sector and implement greater environmental regulation on the fashion sector in the United States or the fashion sector in other markets. For example, the fashion industry’s process for dying fabrics uses large quantities of water, and the disposition of the waste water is often regulated and may affect the environment. Increased scrutiny and regulation of this practice may adversely affect our business. If we or our suppliers are required to comply with new or additional legislation and regulations to mitigate or reduce the potential impact of climate change, or if we choose to take voluntary steps to mitigate or reduce our impact on climate change, we may experience increases in raw material costs, energy, production, transportation, capital expenditures, insurance premiums and deductibles, which could adversely impact our business or results of operations. Inconsistency of legislation and regulations among jurisdictions may also adversely affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the breadth of potential regulatory change in the countries in which we operate. Additionally, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. If any such climate changes or additional climate change were to occur, they could have an adverse effect on our financial condition and results of operations.

Increased scrutiny and changing expectations from investors, customers, employees and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Certain investors, customers, employees and other stakeholders have focused on ESG practices and placed importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus and demand, public reporting regarding ESG practices has become more broadly expected and required in certain circumstances.

Conversely, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the Trump Administration having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions and scrutiny could result in additional compliance obligations becoming the subject of investigations and enforcement actions or sustaining reputational harm. If our ESG practices and reporting do not meet investor, customer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted.

Our ability to achieve any ESG objective or goal, including with respect to GHG emissions, and accurately and transparently report our progress is subject to numerous operational, financial, legal and other risks, many of which are dependent on the actions of third parties and outside of our control. Examples of such risks include:

●	the availability and cost of low- or non-carbon-based energy sources;
●	the evolving regulatory requirements affecting ESG standards or disclosures;
●	the availability of suppliers that can meet our ESG standards;
●	our ability to recruit, develop and retain talent in our labor markets; and
●	the success of our organic growth and acquisitions or dispositions of businesses or operations.

If we fail, or are perceived to be failing, to meet the objectives, goals or standards included in any sustainability disclosure or the expectations of our various stakeholders or if we are perceived to have not responded appropriately by certain parties, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention. In addition, in recent years, investor advocacy groups and certain institutional investors have placed importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements evolve, including California’s disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

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

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we were not required to incur in the recent past, particularly after we are no longer an emerging growth company as defined under the JOBS Act. We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of Nasdaq, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, among other things, we have to:

●	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable Nasdaq rules;
●	maintain our majority independent Board of Directors and maintain certain committees of the board;
●	maintain comprehensive financial reporting and disclosure compliance functions;
●	maintain our investor relations function;
●	maintain and enhance as necessary internal policies, including those relating to disclosure controls and procedures; and
●	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These changes have required a significant commitment of additional resources and many of our competitors have complied with these obligations longer than we have. We may not be successful in continuing to comply with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, and results of operations. In addition, if we fail to comply with the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate Nasdaq listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, which could have a material adverse effect on our business, financial condition, and results of operations.

The changes necessitated by becoming a public company has required a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our consolidated financial statements. Any such restatement could result in a loss of public confidence in the reliability of our consolidated financial statements and sanctions imposed on us by the SEC.

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

A global health emergency, epidemic or pandemic could have a material adverse effect on our business.

A global health emergency, epidemic or pandemic could have an adverse effect on our business, results of operations, and financial condition due to the occurrence of some or all of the following events or circumstances, among others:

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

In addition, it remains uncertain how a global health emergency, an epidemic, or pandemic could impact our supply chain, consumer demand for our products and services, and consumer preferences generally.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have a cross-departmental approach to addressing cybersecurity risk, including input from our Board of Directors (the “Board”), Audit Committee, employees and third-party experts. The Board, Audit Committee, and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our information technology (“IT”) team reviews cybersecurity risks periodically, and we have a set of Company-wide policies and procedures concerning cybersecurity matters, including policies related to encryption standards, remote access, multi factor authentication, confidential information, the use of the internet, social media, email and wireless devices and incident response. These policies go through an internal review process by members of management and appropriate Board committees, as applicable.

The Company’s President and Chief Information Officer, who has a Certified Chief Information Security Officer certification and over a decade of experience leading information and cyber security oversight, is responsible for developing and implementing our information security program, overseeing our IT team and reporting on cybersecurity matters to the Audit Committee. We view cybersecurity as a shared responsibility, and we consult with third-party resources and advisors as needed on information security maturity assessments, penetration testing, dark web reviews, best practices to address new challenges, and, when applicable, digital forensics. All employees are required to complete annual information security trainings and have access to more frequent online information security trainings.

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

Our Board previously had a Technology and Innovation Committee which oversaw jointly, alongside the Audit Committee, matters of technology, innovation, cybersecurity and information security. The Technology and Innovation Committee was dissolved in September 2024 as part of the Company’s Board restructuring and its responsibilities were redistributed to the Audit Committee. The Audit Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit Committee receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats. The Audit Committee oversees cybersecurity disclosures and receives periodic reports from management and the IT team. Further, the Audit Committee periodically discusses the Company’s actions to identify and detect threats, as well as its cybersecurity strategic roadmap.

In the fiscal year ended December 29, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Risks Related to Our Technology Infrastructure” in Item 1A-Risk Factors.

Item 2. Properties

We do not own any real property. Our corporate headquarters are located in a leased facility in Chico, California. We also operate a leased facility primarily used for office and studio space in Los Angeles, California, and we also lease additional office and retail spaces in Chico, California and Los Angeles, California.  We operate two leased distribution facilities: a facility located in Easton, Pennsylvania; and a facility located in Ontario, California. In early 2025 we recently consolidated two of our distribution facilities by moving operations from our former distribution facility in Chico, California to our existing distribution facility in Ontario, California. We carefully evaluate our leased space needs and adjust our leases accordingly as they approach renewal or expiration.

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

Holders of Record

American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. As of March 26, 2025, there were 16 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders whose shares are held in street name by brokers and other nominees, and stockholders whose shares may be held in trust by other entities.

Dividends

We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. Our future ability to pay cash dividends on our capital stock is limited by the terms of our 2021 Revolving Facility, as amended, and may be limited by any future debt instruments or preferred securities.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our common stock repurchases during the thirteen weeks ended December 29, 2024 is set forth in the table below.

			Total Number of	Maximum Dollar Value
	Total Number	Weighted	Shares Purchased	of Shares that May Yet
	of Shares	Average Price	as Part of the	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Publicly Announced Plan	the Plan
October 1, 2024 through October 31, 2024	(49,287)	$1.63	(49,287)	$2,144,117
November 1, 2024 through November 30, 2024	(38,574)	$1.48	(38,574)	$2,087,194
December 1, 2024 through December 29, 2024	(73,317)	$1.13	(73,317)	$2,004,263

(1)	On May 8, 2024, the Company's Board of Directors announced that it authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program is open-ended in term and may be modified, suspended or terminated by the Company’s Board of Directors at any time. All shares repurchased during the thirteen and fifty-two weeks ended December 29, 2024 were repurchased in open market transactions pursuant to 10b5-1 purchase plans entered into by the Company.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, “Item 1A. Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. Discussion of the year-to-year comparisons between 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, “we”, “our”, or the “Company”) is a customer-driven, primarily online, digitally-native attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at attainable prices for all of life’s fashionable moments. Our goal is to become the most trusted and number one destination for dresses, helping every woman feel confident and celebrated, supporting her for all of life's occasions. Lulus primarily serves a large, diverse community of Millennial and Gen Z women, who typically meet us in their 20s and stay with us through their 30s and beyond. We focus relentlessly on giving our customers what they want by using direct consumer feedback and insights to refine product offerings and elevate the customer experience. Lulus’ world class personal stylists, bridal concierge, and customer care team share an unwavering commitment to elevating style and quality and bring exceptional customer service and personalized shopping to customers around the world.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, tariffs or bans, world events, wars and domestic and international conflicts, existing and future laws and regulations, directives (including executive orders), and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales in fiscal 2024 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2024 and 2023, the Company incurred net losses of $55.3 million and $19.3 million, respectively, and net income of $3.7 million in 2022.  As of December 29, 2024, we had total cash and cash equivalents of $4.5 million and $13.1 million in outstanding amounts under the 2021 Credit Agreement, as amended, classified within total current liabilities. During 2024, we borrowed $33.1 million under the 2021 Credit Agreement, as amended, and repaid $28.0 million of the outstanding balance. For further information on the 2021 Credit Agreement, as amended, see Note 5, Debt of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We are actively seeking alternative debt financing and will continue to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed.  As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Goodwill impairment

As of the annual goodwill impairment assessment date for fiscal year 2024 the Company performed a qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. During the fourth quarter the Company concluded that a sustained decline in its stock price coupled with continuing net losses were significant enough factors to warrant a quantitative assessment utilizing a combination of (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change.

As a result of the goodwill impairment test conducted in the fourth quarter ended December 29, 2024, we concluded that the carrying value of the Company’s single reporting unit exceeded the fair value, and a goodwill impairment charge of $28.4 million was recorded, while $7.0 million of goodwill remained on our consolidated balance sheet. No goodwill impairment was recorded for the years ended December 31, 2023, and January 1, 2023.

 Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented (in thousands, except for percentages and Average Order Value).

	2024	2023	2022

Gross Margin	41.2%	41.7%	43.5%
Net income (loss)	$(55,286)	$(19,334)	$3,725
Adjusted EBITDA (1)	$(9,738)	$3,231	$29,096
Adjusted EBITDA margin (1)	(3.1)%	0.9%	6.6%
Active Customers	2,620	2,830	3,223
Average Order Value	$137	$133	$131
(1)	For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Active Customers

We define Active Customers as the number of customers who have made at least one purchase across our platform in the prior 12-month period. Active Customer count is measured as of the last day of the relevant period. We consider the number of Active Customers to be a key performance metric on the basis that it is directly related to consumer awareness of our brand, our ability to attract visitors to our primarily digital platform, and our ability to convert visitors to paying customers. Active Customers counts are based on de-duplication logic using customer account and guest checkout name, address, and email information.

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

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”). However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income (loss) provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) before interest expense, income taxes, depreciation and amortization adjusted to exclude the effects of equity-based compensation and goodwill impairment. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.

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

Due to these limitations, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, equity-based compensation and goodwill impairment. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	2024	2023	2022
	(52 weeks)	(52 weeks)	(53 weeks)

	(in thousands)
Net income (loss)	$(55,286)	$(19,334)	$3,725
Depreciation and amortization	5,480	4,819	4,134
Interest expense	1,271	1,728	1,103
Income tax provision (benefit)	2,333	(1,676)	4,047
Equity-based compensation expense (1)	8,090	17,694	16,087
Goodwill impairment	28,374	—	—
Adjusted EBITDA	$(9,738)	$3,231	$29,096
Net loss margin	(17.5)%	(5.4)%	0.8%
Adjusted EBITDA margin	(3.1)%	0.9%	6.6%

(1)	2024 includes equity-based compensation expense for performance stock units (“PSUs”) and restricted stock units (“RSUs”) granted during the period and prior periods, equity-based awards granted in prior periods, as well as forfeitures partially offset by accelerated vesting expense associated with the resignation of directors during the period. 2023 includes equity-based compensation expense for PSUs and RSUs granted during the period, accelerated expense associated with the voluntary forfeiture of stock options, and equity-based awards granted in prior periods. 2022 includes equity-based compensation expense for RSU awards granted during the period, as well as equity-based awards granted in prior periods.

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

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the periods presented is as follows (in thousands):

	2024	2023	2022
Net cash provided by operating activities	$2,601	$15,421	$6,199
Capitalized software development costs	(1,574)	(2,055)	(2,500)
Purchases of property and equipment	(1,300)	(1,880)	(2,511)
Free Cash Flow	$(273)	$11,486	$1,188

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended December 29, 2024, we served 2.6 million Active Customers compared to 2.8 million for the trailing 12 months ended December 31, 2023.

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

Investment in Our Operations and Infrastructure

We will continue to invest in our operations and infrastructure to facilitate further operational efficiencies and growth of our business, while managing expenses to align with our net revenue expectations and goals to return to profitability. We will continue to diligently evaluate any new investments or capital spending initiatives as we believe that a disciplined approach to capital spending will enable us to generate positive returns on our investments over the long term.

Components of Our Results of Operations

Net Revenue

Net revenue consists primarily of gross sales, net of merchandise returns, international duties and taxes, and promotional discounts and markdowns, generated from the sale of apparel, footwear, and accessories. Net revenue excludes sales taxes assessed by governmental authorities. We recognize net revenue at the point in time when control of the ordered product is transferred to the customer, which we determine to have occurred upon shipment.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and benefits costs, including equity-based compensation for our employees involved in general corporate functions including finance, merchandising, marketing, and technology, as well as costs associated with the use by these functions of facilities and equipment, including depreciation, rent, and other occupancy expenses. General and administrative expenses are primarily driven by increases in headcount required to support business growth and to meet our obligations as a public company.

Since our IPO, we have incurred significant legal, accounting, and other expenses that we did not incur as a private company. We expect that compliance with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Goodwill impairment

Goodwill as described in Note 2, Significant Accounting Policies, is stated at the excess of the acquisition price over the fair value of net assets acquired in a purchase acquisition and is not amortized. The Company reviews its goodwill for impairment at least annually (on the first day of the fourth quarter) or more frequently whenever events or changes in circumstances indicate that the carrying amount may be impaired. If the carrying value of the goodwill exceeds the fair value, the Company recognizes goodwill impairment.

Interest Expense

Interest expense consists of interest expense related to the 2021 Revolving Facility, as amended.

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

We regularly assess the realizability of deferred tax assets (“DTAs”) and record a valuation allowance to reduce the DTAs to the amount that is more likely than not to be realized. In assessing the realizability of our DTAs, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance of $14.9 million as of December 29, 2024. The significant piece of objectively verifiable negative evidence evaluated was the recent cumulative losses. Our ability to use our DTAs depends on the amount of taxable income in future periods.

Our Results of Operations

The following tables set forth our consolidated results of operations for the years presented and as a percentage of net revenue:

	2024	2023	2024 VS 2023	2022

	(in thousands, except percentages)
Net revenue	$315,887	$355,175	(11)%	$439,652
Cost of revenue	185,639	206,949	(10)	248,206
Gross profit	130,248	148,226	(12)	191,446
Selling and marketing expenses	72,927	76,312	(4)	83,559
General and administrative expenses	81,334	92,129	(12)	99,148
Goodwill impairment	28,374	-	NM	-
Income (loss) from operations	(52,387)	(20,215)	159	8,739
Interest expense	(1,271)	(1,728)	(26)	(1,103)
Other income, net	705	933	(24)	136
Income (loss) before income taxes	(52,953)	(21,010)	152	7,772
Income tax benefit (provision)	(2,333)	1,676	NM	(4,047)
Net income (loss)	$(55,286)	$(19,334)	186%	$3,725

NM – not meaningful

	2024	2023	2022
Net revenue	100%	100%	100%
Cost of revenue	59	58	56
Gross profit	41	42	44
Selling and marketing expenses	23	22	19
General and administrative expenses	26	26	23
Goodwill impairment	9	—	—
Income (loss) from operations	(17)	(6)	2
Interest expense	—	—	—
Other income, net	—	—	—
Income (loss) before income taxes	(17)	(6)	2
Income tax benefit (provision)	(1)	—	(1)
Net income (loss)	(18)%	(6)%	1%

Comparisons for the Fiscal Years Ended December 29, 2024 and December 31, 2023

Net Revenue

Net revenue decreased in 2024 by $39.3 million, or 11%, compared to 2023. The decrease was primarily due to a decline of 12% in Total Orders Placed, along with higher return rates partially offset by higher AOV compared to 2023.

Cost of Revenue

Cost of revenue decreased in 2024 by $21.3 million, or 10% compared to 2023, which was primarily driven by the impact of lower revenue.

Gross Profit

Gross profit decreased in 2024 by $18.0 million or 12% compared to 2023 which was primarily driven by the impact of the lower volume of sales.

Selling and Marketing Expenses

Selling and marketing expenses decreased in 2024 by $3.4 million, or 4% compared to 2023, due to lower performance and awareness marketing spend of $3.1 million and lower merchant processing fees of $0.7 million, partly due to the lower volume of sales. This was partially offset by $0.4 million higher other marketing costs.

General and Administrative Expenses

General and administrative expenses decreased in 2024 by $10.8 million, or 12%, compared to 2023. The decrease was primarily due to a $9.6 million decrease in equity-based compensation, a $2.7 million decrease in wages and payroll taxes, primarily driven by lower variable headcount associated with lower sales volume and operational efficiencies as well as reduced fixed headcount resulting from our cost reductions. There was also a $1.5 million decrease in directors and officers liability insurance and legal and professional fees, and a $0.1 million decrease in state taxes. This was partially offset by increased employee benefits of $1.4 million driven by higher medical claims costs, accrued bonuses of $0.6 million for eligible non-leadership employees and a $1.2 million increase in software, occupancy, depreciation and amortization.

Goodwill Impairment

Goodwill impairment increased by $28.4 million in 2024 compared to zero in 2023. The increase was due to sustained decline in the Company’s stock price coupled with continuing net losses which were significant enough factors to warrant a quantitative assessment under the annual goodwill impairment test conducted in the fourth quarter of 2024 which concluded that the carrying value of the Company’s single reporting unit exceeded the fair value. Therefore, a non-cash goodwill impairment charge of $28.4 million was recorded during the fourth quarter ended December 29, 2024, while $7.0 million goodwill remained on the Company’s consolidated balance sheet.

Interest Expense

Interest expense decreased in 2024 by $0.5 million, or 26%, compared to 2023. The decrease is attributable to lower average borrowings, partially offset by higher interest rates.

Income Tax Benefit (Provision)

Our income tax provision in 2024 increased by $4.0 million to $2.3 million tax expense, compared to a tax benefit of $1.7 million in 2023. The increase was primarily due to the establishment of a valuation allowance that was recorded against federal and state DTAs.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Our net revenue is typically highest in the second and third quarters due to the highest demand for event dresses in the spring and summer. Net revenue is typically the lowest in the first and fourth quarters when event dresses are less in demand. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations. We recognized 25%, 29%, 25% and 21% of our annual net revenue during the first, second, third and fourth quarters of 2024, respectively.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities and borrowings under our 2021 Revolving Facility, as amended. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with our distribution facilities, capitalized software and debt service requirements.

Credit Facilities

In November 2021, we entered into the 2021 Credit Agreement with Bank of America to provide the 2021 Revolving Facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024.

On July 22, 2024, we entered into the First Credit Amendment which extended the maturity date to August 15, 2025 and reduced the Revolving Commitment (as defined in the 2021 Credit Agreement) to $15.0 million, with a further reduction to $10.0 million on March 31, 2025. The First Credit Amendment also reduced the previous letters of credit sublimit from $7.5 million to $5.0 million.

On November 12, 2024, we entered into the Second Credit Amendment which extended our reporting deadline for our financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024, and required us to test the financial covenants no later than December 16, 2024. The Second Credit Amendment prohibited us from requesting any additional borrowing or letter of credit extension until the financial statements and the compliance certificate for the third quarter of 2024 were delivered. We successfully delivered the third quarter financial statements and the compliance certificate on December 16, 2024.

On December 13, 2024, we entered into the Third Credit Amendment. The Third Credit Amendment provided a limited waiver for us to comply with the financial covenants for the period of four fiscal quarters ended on or about September 30, 2024. Under the Third Credit Amendment, we are required to, among other things, not permit unrestricted cash and cash equivalents, as determined on a consolidated basis and tested weekly, to be less than certain specified minimum amounts. The Third Credit Amendment also requires the payment of certain consent fees and increases the interest rates payable under the as amended 2021 Credit Agreement for periods commencing on or after December 13, 2024 and February 1, 2025, as described in Note 5, Debt. Pursuant to the Third Credit Amendment, there was no financial covenant test for the quarter ended September 29, 2024.

On March 27, 2025, we entered into the Fourth Credit Amendment to the 2021 Credit Agreement. The Fourth Credit Amendment provided a limited waiver for us to comply with the financial covenants for the period of four fiscal quarters ended on or about December 31, 2024. It also suspends measurement of the Consolidated Total Leverage Ratio and Consolidated Fixed Charge Covenant Ratio for the fiscal quarter ending on or about March 31, 2025. The Fourth Credit Amendment prohibits the Company from requesting any further borrowings under the 2021 Credit Agreement, as amended. The Fourth Credit Amendment includes a timeline of milestones for a refinancing transaction with a third-party lender, and limits our ability to further enter into certain transactions, including certain liens, dispositions, investments, debt and restricted payments. The Fourth Credit Amendment also requires the payment of the remaining portion of the consent fee payable under the Third Credit Amendment and increases the interest rates payable under the 2021 Credit Agreement, as amended, for periods commencing on or after March 27, 2025, as described in Note 5, Debt. Although we have secured these limited waivers, we cannot guarantee that we will be able to satisfy all of the necessary conditions or that we will not incur another covenant violation in the future.

During 2024, we borrowed $33.1 million under the 2021 Credit Agreement, as amended, and repaid $28.0 million of the outstanding balance. As of December 29, 2024, we had $0.5 million letters of credit outstanding. For further information on the 2021 Credit Agreement, as amended, see Note 5, Debt of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Availability and Use of Cash

As of December 29, 2024, we had cash and cash equivalents of $4.5 million and no restricted cash. During the year ended December 29, 2024, we took certain cost reduction and cash conservation measures, including headcount reductions, adjustments to marketing spend, and other fixed, variable, and capital spend. We will continue to take certain cost reduction and cash conservation measures to meet our obligations as needed. As the ability to raise additional debt financing is outside of our control, we cannot conclude that our plans will be effectively implemented within twelve months from the date the consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Part I, “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Repurchases Pursuant to the 2024 Repurchase Program

On May 3, 2024, our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During 2024, we repurchased 339,321 shares of common stock in open market transactions pursuant to 10b5-1 purchase plans. As of December 29, 2024, there was $2.0 million available under the 2024 Repurchase Program authorization.

The actual timing, number, and value of shares repurchased in the future will be determined at our discretion and will continue to depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases will continue to be funded from our existing cash and cash equivalents, or future cash flow. The 2024 Repurchase Program may be modified, suspended, or terminated at any time. For further information on the 2024 Repurchase Program, see Note 2, Significant Accounting Policies, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	2024	2023	2022

	(in thousands)
Net cash provided by:
Operating activities	$2,601	$15,421	$6,199
Investing activities	(2,874)	(4,003)	(5,123)
Financing activities	2,227	(19,131)	(2,765)
Net increase (decrease) in cash and cash equivalents	$1,954	$(7,713)	$(1,689)

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During 2024, net cash provided by operating activities decreased by $12.8 million, as compared to 2023. The decrease was primarily due to an increase of $36.0 million in our net loss after adjusting for an increase in non-cash items of $26.5 million related to goodwill impairment, depreciation, amortization, equity-based compensation, and other activities, a $6.3 million increase in inventory purchases due to less inventory carried over from prior year in 2024, an increase of $3.6 million in income tax refund receivable due to the finalization of a multi-year state income tax audit, a decrease of $1.4 million in accounts payable related to the timing of payments related to our credit card payables, a $0.2 million decrease related to operating lease liabilities, and a $0.1 million increase related to assets for recovery. This was partially offset by $4.0 million in accrued expenses and other current liabilities primarily driven by an increase in our stored-value card liability, a $3.0 million decrease in prepaids and other current assets driven by lower prepaid marketing and prepaid supplies costs due to lower sales, a $1.0 million decrease in accounts receivable driven by lower sales and a $0.3 million increase related to other noncurrent liabilities driven by increased non-current deferred tax liabilities.

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

During 2024, as compared to 2023, net cash used in investing activities decreased by $1.1 million. This was attributable to $0.6 million lower capital expenditures for furniture, leasehold improvements, equipment, and construction in progress for our general operations and $0.5 million less invested in capitalized software development costs.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our 2021 Revolving Facility, as amended.

During 2024, net cash provided by financing activities increased by $21.3 million compared to 2023. The increase was primarily due to higher borrowings of $20.1 million on our 2021 Revolving Facility, as amended, a $2.0 million decrease in repayments on our 2021 Revolving Facility, as amended, and a $0.4 million decrease in withholding tax payments related to vesting of RSUs, partially offset by a $0.5 million increase related to the 2024 Repurchase Program, a $0.4 million increase in finance lease payments, and a $0.3 million decrease in proceeds received from issuance of common stock under our employee stock purchase plan (“ESPP”).

Contractual Obligations and Other Commitments

Our most significant contractual obligations relate to our 2021 Revolving Facility, as amended and operating lease obligations on our distribution facilities and corporate offices. For information on our 2021 Revolving Facility, as amended, see Note 5, Debt, and for information on our contractual obligations for operating leases, see Note 6, Leases, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We recently consolidated two of our distribution facilities by moving operations from our former distribution facility in Chico, California to our existing distribution facility in Ontario, California, in accordance with a transition plan designed to minimize disruption to the business and its customers. Lulus recorded an immaterial amount of exit costs in the fourth fiscal quarter of 2024 and expects to record approximately $0.5 million to $1.0 million of exit costs in the first fiscal quarter of 2025. These are primarily non-cash expenses associated with the accelerated amortization of a right-of-use asset for the leased distribution facility and accelerated depreciation of fixed assets located in the distribution facility. In addition to these non-cash expenses, we incurred travel costs and some inefficiency and redundancies in our labor costs during the first quarter of 2025 as we completed consolidation of the facilities.

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

Leases

On January 3, 2022, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). We elected the practical expedient package, which among other practical expedients, includes the option to retain the historical classification of leases entered into prior to January 3, 2022, and allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. We also elected the practical expedient to combine lease and non-lease components. We determine if an arrangement contains a lease at inception based on whether we have the right to control the asset during the contract period and other facts and circumstances.

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

Under an employment agreement entered into with former CEO, David McCreight in 2021 (the “McCreight IPO Employment Agreement”), Mr. McCreight received two bonuses in the form of fully-vested shares of our common stock equal to $3.0 million each ($6.0 million in aggregate) on March 31, 2022 and March 31, 2023. We initially concluded that the two bonuses were liability-classified upon issuance. Upon the completion of the IPO, the two bonuses became equity-classified as they no longer met the criteria for liability classification and $2.9 million was reclassified from accrued expenses and other current liabilities and other noncurrent liabilities to additional paid-in capital in 2021. Under a new employment agreement with Mr. McCreight effective in November 2022, when he transitioned to the role of Executive Chairman, (the “Executive Chairman Employment Agreement”), Mr. McCreight received one bonus equal to $2.0 million in March 2023 and one bonus equal to $1.0 million in March 2024, both in the form of RSUs that vested in four and two quarterly installments from March 2023 and March 2024, respectively, through December 2023 and June 2024, respectively. Under the Executive Chairman Employment Agreement, Mr. McCreight was entitled to receive a grant of RSUs equivalent to $2.0 million.  We initially concluded that the award was subject to the guidance within ASC 718 and was liability-classified upon issuance. On March 17, 2023, the number of RSUs associated with the award became determinable, and the award became equity-classified as it no longer met the criteria for liability classification. Mr. McCreight’s 836,820 RSUs were granted in two parts, with 613,116 RSUs granted on March 17, 2023 and 223,704 RSUs granted on April 30, 2023, the combination of which vested in equal, quarterly installments on the date immediately following the last day of each calendar quarter, starting April 1, 2023. On March 5, 2023, Mr. McCreight received a grant of 25,873 RSUs pursuant to the McCreight IPO Employment Agreement. These RSUs vested in 12 equal installments from April 30, 2023 through March 31, 2024.

During the thirteen weeks ended April 2, 2023, we entered into employment agreements with Crystal Landsem, the Chief Executive Officer, (the “CEO Employment Agreement”) and Tiffany Smith, the Chief Financial Officer, (the “CFO Employment Agreement”), under which 1,811,572 and 161,088 RSUs were granted, respectively.  Under the CEO Employment Agreement, Ms. Landsem received a grant of 1,811,572 RSUs, which vest in quarterly installments beginning on June 30, 2023 through December 31, 2026 and are subject to continued service requirements. Under the CEO Employment Agreement, Ms. Landsem also received a grant of 1,811,571 PSUs on March 5, 2023 which vest in three equal annual installments of 603,857 PSUs subject to the achievement of trailing ten day volume-weighted average price targets of our common stock and her continued employment on the vesting dates. Under the CFO Employment Agreement, Ms. Smith received 161,088 RSUs, granted in two parts, with 118,025 and 43,063 RSUs granted on March 17, 2023 and April 30, 2023, respectively, which in combination vest over a three-year period, and are subject to continued service requirements.

During the thirteen weeks ended March 31, 2024, we entered into a second amendment to the employment agreement with Mark Vos, the President and Chief Information Officer, (the “2024 President & CIO Employment Agreement”) under which 660,000 RSUs were initially granted, subject to various vesting schedules as set forth in the 2024 President & CIO Employment Agreement. On February 16, 2024, Ms. Smith received 175,000 RSUs, which vest over a three-year service period, and Laura Deady, the Chief Merchandising Officer, received 152,273 RSUs pursuant to her employment agreement entered into in December 2023 (“CMO Employment Agreement”), which vest over a three-year service period.

During the thirteen and thirty-nine weeks ended September 29, 2024, we granted 76,821 and 2,028,166 RSUs, respectively, to certain executives (inclusive of the aforementioned RSU grants to Mr. Vos, Ms. Smith and Ms. Deady) and employees, which are subject to various vesting schedules as set forth in the applicable employment agreement or RSU Award Agreements. During the thirteen and thirty-nine weeks ended September 29, 2024, we granted 10,014 and 459,748 RSUs, respectively, to certain directors which vested immediately or pursuant to our Non-Employee Director Compensation Program. During the thirteen weeks ended September 29, 2024, we reduced the size of our Board and accelerated the vesting of a total of 54,398 RSUs which had been previously granted to directors. A total of 163,166 RSUs were forfeited by the same directors in connection with their resignations.

The fair value of grants of restricted stock or RSUs is based on the fair value of our common stock underlying the award on the measurement date. For stock option awards, we apply the Black-Scholes option pricing model to determine the fair value. The model utilizes the estimated per share fair value of our underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock.

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

Income Taxes

We compute our provision for income taxes using the asset and liability method, under which DTA and DTLs are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. DTAs and DTLs are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled.

DTAs are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors.

As of December 29, 2024, we had approximately $24.4 million in gross DTAs and $10.3 million in gross DTLs, which resulted in a net DTA of $14.1 million. These DTAs include approximately $2.7 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Some of these net operating loss carryforwards will expire if they are not used within certain periods. At this time, based on evidence currently available, we consider it more likely than not that we will not have sufficient taxable income in the future that will allow us to realize the DTAs. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance of $14.9 million during the current year, which adversely affected our results of operations and statement of financial conditions.

Goodwill Impairment Assessment

Goodwill is stated at the excess of the acquisition price over the fair value of net assets acquired in a purchase acquisition and is not amortized. Goodwill arose from the LP’s purchase of 100% of the outstanding common stock of Lulus LLC on July 25, 2014, and the Company has one reporting unit.  Goodwill is tested annually for impairment on the first day of the fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that an impairment may have occurred.

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

As of the annual goodwill impairment assessment date for fiscal year 2024 the Company performed a qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. During the fourth quarter the Company concluded that a sustained decline in its stock price coupled with continuing net losses, were significant enough factors to warrant a quantitative assessment utilizing a combination of (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change.

As a result of the goodwill impairment test conducted in the fourth quarter ended December 29, 2024, we concluded that the carrying value of the Company’s single reporting unit exceeded the fair value, and a goodwill impairment charge of $28.4 million was recorded, while $7.0 million of goodwill remained on our consolidated balance sheet. No goodwill impairment was recorded for the years ended December 31, 2023, and January 1, 2023.

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

Interest Rate Sensitivity

Cash and cash equivalents are held primarily in money market funds and cash deposits. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings incurred pursuant to our 2021 Revolving Facility, as amended, accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

Foreign Currency Risk

All of our domestic sales and operating expenses are denominated in U.S. dollars, and therefore, our income/(loss) before income taxes is not currently subject to foreign currency risk.

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

Item 8. Financial Statements and Supplementary Data.

LULU’S FASHION LOUNGE HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	69

Financial Statements:

Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023	70

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023	71

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023	72

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023	73

Notes to Consolidated Financial Statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lulu’s Fashion Lounge Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lulu’s Fashion Lounge Holdings, Inc. and subsidiaries (the “Company”) as of December 29, 2024, and December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses and has insufficient access to liquidity that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 27, 2025

We have served as the Company's auditor since 2017.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 29,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,460	$2,506
Accounts receivable	2,158	3,542
Inventory, net	34,036	35,472
Assets for recovery	2,383	3,111
Income tax refund receivable, net	4,177	2,510
Prepaids and other current assets	4,287	5,379
Total current assets	51,501	52,520
Property and equipment, net	3,642	4,712
Goodwill	7,056	35,430
Tradename	18,509	18,509
Intangible assets, net	2,762	3,263
Lease right-of-use assets	24,030	29,516
Other noncurrent assets	698	5,495
Total assets	$108,198	$149,445

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,991	$8,900
Accrued expenses and other current liabilities	15,985	18,343
Returns reserve	9,765	7,854
Stored-value card liability	17,883	13,142
Revolving line of credit	13,090	8,000
Lease liabilities, current	6,611	5,648
Total current liabilities	74,325	61,887
Lease liabilities, noncurrent	19,653	25,427
Other noncurrent liabilities	852	1,179
Total liabilities	94,830	88,493
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; and 42,068,124 and 40,618,206 shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively	42	41
Additional paid-in capital	262,313	254,116
Accumulated deficit	(248,491)	(193,205)
Treasury stock, at cost, 339,321 shares and zero shares as of December 29, 2024 and December 31, 2023, respectively	(496)	—
Total stockholders' equity	13,368	60,952
Total liabilities and stockholders' equity	$108,198	$149,445

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Net revenue	$315,887	$355,175	$439,652
Cost of revenue	185,639	206,949	248,206
Gross profit	130,248	148,226	191,446
Selling and marketing expenses	72,927	76,312	83,559
General and administrative expenses	81,334	92,129	99,148
Goodwill impairment	28,374	—	—
Income (loss) from operations	(52,387)	(20,215)	8,739
Interest expense	(1,271)	(1,728)	(1,103)
Other income, net	705	933	136
Income (loss) before benefit (provision) for income taxes	(52,953)	(21,010)	7,772
Income tax benefit (provision)	(2,333)	1,676	(4,047)
Net income (loss) and comprehensive income (loss)	(55,286)	(19,334)	3,725

Basic earnings (loss) per share	$(1.33)	$(0.48)	$0.10
Diluted earnings (loss) per share	$(1.33)	$(0.48)	$0.10
Basic weighted-average shares outstanding	41,468,903	39,879,121	38,583,854
Diluted weighted-average shares outstanding	41,468,903	39,879,121	38,853,393

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Stockholders’

Equity

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of January 2, 2022	38,421,124	$38	$222,080	$(177,596)	—	$—	$44,522
Issuance of common stock for vesting of restricted stock units (RSUs), net of forfeiture	791,064	1	(1)	—	—	—	—
Issuance of common stock for special compensation award	208,914	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(139,081)	—	(1,200)	—	—	—	(1,200)
Offering costs related to IPO	—	—	(290)	—	—	—	(290)
Settlement of distributions payable to former Class P unit holders	—	—	2,648	—	—	—	2,648
Forfeited shares of restricted stock	(22,693)	—	—	—	—	—	—
Equity-based compensation	—	—	15,488	—	—	—	15,488
Net income and comprehensive income	—	—	—	3,725	—	—	3,725
Balance as of January 1, 2023	39,259,328	$39	$238,725	$(173,871)	—	$—	$64,893
Issuance of common stock for vesting of RSUs, net of forfeiture	1,932,500	2	—	—	—	—	2
Issuance of common stock for special compensation award	208,914	—	376	—	—	—	376
Issuance of common stock for employee stock purchase plan (ESPP)	100,277	—	487	—	—	—	487
Shares withheld for withholding tax on RSUs	(878,183)	—	(1,961)	—	—	—	(1,961)
Forfeited shares of restricted stock	(4,630)	—	—	—	—	—	—
Equity-based compensation	—	—	16,489	—	—	—	16,489
Net (loss) and comprehensive (loss)	—	—	—	(19,334)	—	—	(19,334)
Balance as of December 31, 2023	40,618,206	$41	$254,116	$(193,205)	—	$—	$60,952
Issuance of common stock for vesting of RSUs, net of forfeiture	1,984,943	1	—	—	—	—	1
Issuance of common stock for ESPP	109,736	—	239	—	—	—	239
Issuance of common stock under 2023 MBO Bonus Plan	95,588	—	10	—	—	—	10
Shares withheld for withholding tax on RSUs	(703,974)	—	(1,187)	—	—	—	(1,187)
Shares withheld for withholding tax on 2023 MBO Bonus Plan	(36,375)	—	(54)	—	—	—	(54)
Equity-based compensation	—	—	9,189	—	—	—	9,189
Repurchase of common stock	—	—	—	—	(339,321)	(496)	(496)
Net (loss) and comprehensive (loss)	—	—	—	(55,286)	—	—	(55,286)
Balance as of December 29, 2024	42,068,124	$42	$262,313	$(248,491)	(339,321)	$(496)	$13,368

The accompanying notes are an integral part of the consolidated financial statements

.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities
Net income (loss)	$(55,286)	$(19,334)	$3,725
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,480	4,819	4,134
Noncash lease expense	4,069	3,663	3,257
Amortization of debt discount and debt issuance costs	159	156	157
Loss on disposal of property and equipment	276	19	18
Equity-based compensation expense	8,090	17,694	16,087
Deferred income taxes	3,802	(2,539)	1,658
Goodwill impairment	28,374	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,384	366	1,740
Inventories	1,436	7,714	(21,010)
Assets for recovery	728	779	(136)
Income taxes (receivable) payable	(832)	2,752	(4,364)
Prepaid and other current assets	1,068	(1,803)	694
Accounts payable	2,141	3,580	1,148
Accrued expenses and other current liabilities	4,832	918	1,691
Operating lease liabilities	(3,488)	(3,317)	(2,608)
Other noncurrent liabilities	368	(46)	8
Net cash provided by operating activities	2,601	15,421	6,199
Cash Flows from Investing Activities
Capitalized software development costs	(1,574)	(2,055)	(2,500)
Purchases of property and equipment	(1,300)	(1,880)	(2,511)
Other	—	(68)	(112)
Net cash used in investing activities	(2,874)	(4,003)	(5,123)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	33,090	13,000	30,000
Repayments on revolving line of credit	(28,000)	(30,000)	(30,000)
Proceeds from issuance of common stock under Employee Stock Purchase Plan (ESPP)	239	487	—
Principal payments on finance lease obligations	(1,365)	(983)	(786)
Payment of offering costs related to the IPO	—	—	(832)
Withholding tax payments related to vesting of RSUs and 2023 Bonus Plan	(1,241)	(1,629)	(1,115)
Repurchase of common stock	(496)	—	—
Other	—	(6)	(32)
Net cash provided by (used in) financing activities	2,227	(19,131)	(2,765)
Net increase (decrease) in cash and cash equivalents	1,954	(7,713)	(1,689)
Cash and cash equivalents at beginning of period	2,506	10,219	11,908
Cash and cash equivalents at end of period	$4,460	$2,506	$10,219
			(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$(1,004)	$(1,947)	$6,436
Interest	$1,051	$1,632	$893
Operating leases	$5,148	$5,191	$4,706
Finance leases	$1,455	$1,111	$786

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Addition of right-of-use assets, including prepaid rent, net of deferred rent recorded upon adoption of ASC 842	$—	$—	$28,018
Addition of lease liabilities recorded upon adoption of ASC 842	$—	$—	$28,599
Right-of-use assets acquired under operating lease obligations	$—	$1,053	$2,299
Remeasurement of operating lease right-of-use assets for lease modification	$—	$—	$1,616
Assets acquired under finance lease obligations	$42	$983	$4,750
Prepaid rent reclassified to lease right-of-use assets	$—	$—	$381
Purchases of property and equipment included in accounts payable and accrued expenses	$3	$175	$259
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

Lulus LLC was founded in 1996, starting as a vintage boutique in Chico, California that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of Lulus LLC’s outstanding common stock in 2014. The Company, based in Chico, California, through Lulus LLC, is a customer-driven, digitally-native, attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at accessible prices for all of life’s fashionable moments.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, tariffs or bans, world events, wars and domestic and international conflicts, existing and future laws and regulations, directives (including executive orders), and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales in fiscal 2024 as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2024 and 2023, the Company incurred net losses of $55.3 million and $19.3 million, respectively, and net income of $3.7 million in 2022.  As of December 29, 2024, we had total cash and cash equivalents of $4.5 million and $13.1 million in outstanding amounts under the 2021 Credit Agreement, as amended, classified within total current liabilities. During 2024, we borrowed $33.1 million under the 2021 Credit Agreement, as amended, and repaid $28.0 million of the outstanding balance. See Note 5, Debt of the accompanying notes to our consolidated financial statements for further information on the 2021 Credit Agreement, as amended.

We are actively seeking alternative debt financing and continuing to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed.  As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal years ending December 29, 2024 (“2024”), ended December 31, 2023 (“2023) and ended January 1, 2023 (“2022”) consisted of 52-weeks.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and restricted cash. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of December 29, 2024 and December 31, 2023, no single customer represented greater than 10% of the Company’s accounts receivable balance. No single customer accounted for greater than 10% of the Company’s net revenue during 2024, 2023 and 2022.

Accounts Receivable

Accounts receivable consist primarily of receivables from credit card processing agencies and wholesale customers. Based on historical collections from these agencies and wholesale customers, an immaterial allowance for doubtful accounts was deemed necessary as of December 29, 2024 and zero as of December 31, 2023.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Property and Equipment, net

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to seven years. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, their cost and related accumulated depreciation are removed from the consolidated balance sheet with any resulting gain or loss reflected in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

As of the annual goodwill impairment assessment date for fiscal year 2024 the Company performed a qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. During the fourth quarter the Company concluded that a sustained decline in its stock price coupled with continuing net losses were significant enough factors to warrant a quantitative assessment utilizing a combination of (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change.

As a result of the goodwill impairment test conducted in the fourth quarter ended December 29, 2024, we concluded that the carrying value of the Company’s single reporting unit exceeded the fair value, and a goodwill impairment charge of $28.4 million was recorded, while $7.0 million of goodwill remained on our consolidated balance sheet. No goodwill impairment was recorded for the years ended December 31, 2023, and January 1, 2023.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company performed the qualitative assessment of its tradename for fiscal year 2024 and concluded that a sustained decline in its stock price coupled with continuing net losses were significant enough factors to warrant a quantitative assessment in the fourth quarter of 2024.  The Company utilized the income-based relief-from-royalty method to value the trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate was selected based on consideration of i) royalty rates received by market participants in industries similar to the Company’s and ii) the current operating performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s WACC plus a spread that factors in the risk of the intangible asset.

The results of the quantitative assessment indicated that the fair value of the tradename exceeded the carrying value of the reporting unit and there was no impairment. There were no additions to, disposals of, or impairments of the tradename during 2024, 2023 and 2022. There was no accumulated impairment of the tradename as of December 29, 2024 and December 31, 2023.

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a 3-year period. The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Costs related to design or maintenance are expensed as incurred. Intangible asset amortization expense was $2.1 million, $1.9 million and $1.7 million during 2024, 2023 and 2022, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The Company sells stored-value gift cards to customers and offers online store credit for certain returns and promotions. Such stored-value cards and credits do not have an expiration date. The Company recognizes revenue when the card or credit is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during 2024, 2023 and 2022 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the significant changes in the contract liabilities balances during 2024, 2023 and 2022 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of January 2, 2022	$145	$7,240
Revenue recognized that was included in contract liability balance at the beginning of the period	(145)	(3,282)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	69	6,870
Balance as of January 1, 2023	69	10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(69)	(4,073)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	50	6,387
Balance as of December 31, 2023	50	13,142
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(3,722)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	50	8,463
Balance as of December 29, 2024	$50	$17,883

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of customer service, payment processing fees, advertising, targeted online performance marketing and search engine optimization costs. Selling and marketing expenses also include spend on brand marketing channels, including cash and free clothing compensation to influencers, events and other forms of online and offline marketing related to growing and retaining the customer base. Advertising costs included in selling and marketing expenses were $55.4 million, $58.5 million, and $64.4 million in 2024, 2023 and 2022, respectively.

Equity-Based Compensation

The Company grants stock-based awards to certain employees, officers, directors, and other nonemployee service providers. Equity-based compensation is measured at the grant date or modification date for all equity-based awards made to employees and non-employees based on the estimated fair value of the awards. Equity-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee is required to provide service in exchange

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

for the award, which is generally the vesting period. The Company classifies equity-based compensation expense as general and administrative expense in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. DTAs and DTLs are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled.

DTAs are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized. The Company considers many factors when assessing the likelihood of future realization, including recent cumulative losses, earnings expectations in earlier future years, and other relevant factors.

The Company believes that it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences and results of recent operations, will not be sufficient to fully recover the DTAs. Due to the weight of objectively verifiable negative evidence, the company established a valuation allowance of $14.9 million during 2024, which adversely affected our results of operations and statement of financial conditions.

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

The following table presents the calculation of basic and diluted weighted average shares used to compute net income (loss) per share attributable to common stockholders:

	2024	2023	2022
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – Basic	41,468,903	39,879,121	38,583,854
Dilutive securities:
Unvested restricted stock	-	-	55,127
Unvested Restricted Stock Units (RSUs)	-	-	139,064
Special compensation awards	-	-	67,547
Employee Stock Purchase Plan (ESPP) shares	-	-	7,801
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – Diluted	41,468,903	39,879,121	38,853,393

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the fiscal years presented because including them would have been anti-dilutive (on an as-converted basis):

	2024	2023	2022
Stock options	161,397	161,397	322,793
Unvested restricted stock	—	23,379	78,303
Unvested RSUs	3,653,726	3,568,406	904,076
PSUs	2,161,571	1,811,571	—
ESPP shares	116,067	117,511	—
2023 Bonus Plan	—	196,477	—
Total	6,092,761	5,878,741	1,305,172

2024 Stock Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will continue to depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital.

The table below summarizes the share repurchase activity during the fifty-two weeks ended December 29, 2024 under our 2024 Repurchase Program. As of December 29, 2024, $2.0 million remained available under the 2024 Repurchase Program authorization.

				Maximum Dollar Value
	Total Number	Weighted	Aggregate	of Shares that May Yet
	of Shares	Average Price	Purchase	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Price (2)	the Plan
Thirteen weeks ended June 30, 2024	47,850	$1.82	$87,243	$2,412,757
Thirteen weeks ended September 29, 2024	130,293	$1.45	$188,452	$2,224,305
Thirteen weeks ended December 29, 2024	161,178	$1.37	$220,043	$2,004,262
Total	339,321		$495,738
(1)	The shares of common stock were purchased in open market transactions pursuant to 10b5-1 purchase plans entered into by the Company.
(2)	Amount includes broker commissions.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024 and there was no impact on the Company’s reportable segments identified. Additional required disclosures have been added in Note 14, Segment Reporting.

Recently Issued Accounting Pronouncements

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are currently evaluating this pronouncement to determine its impact on our financial statements and related disclosures.

In November 2024, FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. We are currently evaluating this pronouncement to determine its impact on our financial statements and related disclosures.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, revolving line of credit, goodwill and tradename. As of December 29, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s 2021 Credit Agreement, as amended, provides for borrowings up to $15.0 million, which decreases to $10.0 million on March 31, 2025 (see Note 5, Debt), approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximate market rates currently available to the Company. As of the annual goodwill and tradename impairment assessment date for fiscal year 2024 the Company performed a qualitative assessment of its goodwill and tradename and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. During the fourth quarter the Company concluded that a sustained decline in its stock price coupled with continuing net losses were significant enough factors to warrant a quantitative assessment of its goodwill and tradename.  For goodwill assessment , the company utilized a combination of (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change. As a result of the goodwill impairment test conducted in the fourth quarter ended December 29, 2024, the Company concluded that the carrying value of the Company’s single reporting unit exceeded the fair value, and a goodwill impairment charge of $28.4 million was recorded. No goodwill impairment was

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

recorded for the years ended December 31, 2023, and January 1, 2023. As of December 29, 2024, and December 31, 2023, the carrying values of goodwill are $7.0 million and $35.4 million, respectively. For tradename assessment, the Company utilized the income-based relief-from-royalty method to value the trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate was selected based on consideration of i) royalty rates received by market participants in industries similar to the Company’s and ii) the current operating performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s WACC plus a spread that factors in the risk of the intangible asset. There were no additions to, disposals of, or impairments of the tradename during 2024, 2023 and 2022. There was no accumulated impairment of the tradename as of December 29, 2024, and December 31, 2023. The fair value measurement associated with the quantitative goodwill and tradename tests is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands) as of:

	Estimated Useful Lives	December 29,	December 31,
	in Years	2024	2023
Leasehold improvements	3 – 7	$5,011	$4,314
Equipment	3 – 7	3,799	3,053
Furniture and fixtures	3 – 7	1,698	2,151
Construction in progress		—	688
Total property and equipment		10,508	10,206
Less: accumulated depreciation and amortization		(6,866)	(5,494)
Property and equipment, net		$3,642	$4,712

Depreciation of property and equipment was $3.4 million, $2.9 million and $2.4 million for 2024, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands) as of:

	December 29,	December 31,
	2024	2023
Accrued compensation and benefits	$5,707	$5,057
Accrued marketing	2,364	5,002
Accrued inventory	4,353	4,151
Accrued freight	1,897	1,940
Other	1,664	2,193
Accrued expenses and other current liabilities	$15,985	$18,343

5.Debt

Credit Facility

On November 15, 2021, the Company entered into the 2021 Credit Agreement with Bank of America (the “lender”) to provide the 2021 Revolving Facility that provided for borrowings up to $50.0 million with a maturity date of November

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

On July 22, 2024, the Company entered into the First Credit Amendment which extended the maturity date from November 15, 2024, to August 15, 2025, and reduced the 2021 Revolving Facility from $50.0 million to $15.0 million, with a further reduction to $10.0 million on March 31, 2025. Under the First Credit Amendment, the Company can increase the aggregate amount of the facility by $10.0 million, subject to the satisfaction of certain conditions, including an asset coverage ratio of at least 1.50:1.00, recalculated as of the last day of the most recently ended month for which financial statements are internally available. The First Credit Amendment also reduced the previous letters of credit sublimit from $7.5 million to $5.0 million.

The First Credit Amendment revised the applicable interest rates for borrowings for the period commencing on July 22, 2024, through (but excluding) November 15, 2024, as follows:  at the Company’s option, the base rate plus 1.25% (increased from 0.75%) or Term SOFR (subject to a credit spread adjustment of 10 basis points) plus 2.25% (increased from 1.75%).  Additionally, the First Credit Amendment reduced the SOFR credit spread adjustment to 0.10%, which previously ranged from 0.11448% to 0.71513% depending on the SOFR tenor.  The previous Commitment Fee of 37.5 basis points to be assessed on unused commitments, including the sum of outstanding borrowings and letter of credit obligations, remained unchanged under the First Credit Amendment.  Capitalized terms used without definition are as defined in the First Credit Amendment.  The First Credit Amendment retained the previous maximum total leverage ratio covenant of 2.00:1.00 and added a financial covenant that requires a fixed charge coverage ratio as of the end of any period of four consecutive quarters, commencing June 30, 2024, to be less than 1.15:1.00.

As of September 29, 2024, the Company was not in compliance with its preliminary financial covenants for the third quarter 2024 as required by its First Credit Amendment. On November 12, 2024, the Company entered into the Second Credit Amendment that extended the Company's reporting deadline for its financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024, and required us to test the financial covenants no later than December 16, 2024. It also requires that the consolidated total leverage ratio and consolidated fixed charge coverage ratio financial covenants for the third quarter 2024 be tested on the earlier of the date the Company delivers the financial statements and compliance certificate for the third quarter of 2024 or December 16, 2024. The Second Credit Amendment provides that the failure to deliver the financial statements and compliance certificate for the third quarter 2024 within the original time period required by the First Credit Amendment will not constitute an event of default.

The Second Credit Amendment prohibits the Company from requesting any additional borrowing or letter of credit extension until the financial statements and the compliance certificate for the third quarter of 2024 have been delivered. The Second Credit Amendment also revised the applicable interest rates for borrowings for the period commencing on November 12, 2024 as follows: at the Company’s option, the base rate plus 2.75% (increased from 1.25%) or Term SOFR (subject to a credit spread adjustment of 10 basis points) plus 3.75% (increased from 2.25%). The Second Credit Amendment also added a requirement to deliver certain cash flow information on a weekly basis commencing November 22, 2024.

On December 13, 2024, the Company entered into the Third Credit Amendment. The Third Credit Amendment provided a limited waiver to the provision under the First Credit Amendment that requires the Company to comply with the financial covenants for the period of four fiscal quarters ended on or about September 30, 2024. Under the third amendment, the Company will be required to, among other things, not permit unrestricted cash and cash equivalents as determined on a consolidated basis and tested weekly to be less than certain specified minimum amounts. The Third Credit Amendment also requires the payment of certain consent fees and increases the interest rates payable under the First Credit Amendment for periods commencing on or after December 13, 2024 and February 1, 2025, respectively, as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 3.25% commencing on December 13, 2024 and (ii) 4.00% commencing

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

on February 1, 2025 (increased from a margin of 2.75%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 4.25% commencing on December 13, 2024 and (ii) 5.00% commencing on February 1, 2025 (increased from a margin of 3.75%), and (c) the Letter of Credit Fee of (i) 4.25% commencing on December 13, 2024 and (ii) 5.00% commencing on February 1, 2025 (increased from 3.75%) (all capitalized terms used herein are defined in the 2021 Revolving Facility, as amended).

Pursuant to the Third Credit Amendment, there was no financial covenant test for the quarter ended September 29, 2024. From the execution of the Third Credit Amendment on December 13, 2024 through December 29, 2024, the Company maintained cash and cash equivalents above the specified weekly minimum balances.

On March 27, 2025, the Company entered into a fourth amendment to the 2021 Credit Agreement (the “Fourth Credit Amendment”). The Fourth Credit Amendment provided a limited waiver for the Company to comply with the financial covenants for the period of four fiscal quarters ended on or about December 31, 2024. It also suspends measurement of the Consolidated Total Leverage Ratio and Consolidated Fixed Charge Covenant Ratio for the fiscal quarter ending on or about March 31, 2025.  Pursuant to the Fourth Credit Amendment, the Revolving Commitment reduces from $10 million to $7.5 million on April 30, 2025 and to $6 million on May 31, 2025. The Fourth Credit Amendment prohibits the Company from requesting any further borrowings under the 2021 Credit Agreement, as amended. The Fourth Credit Amendment includes a timeline of milestones for a refinancing transaction with a third-party lender and contemplates a refinancing on or before June 15, 2025, and limits the Company’s ability to further enter into certain transactions, including certain liens, dispositions, investments, debt and restricted payments. The Fourth Credit Amendment also requires the payment of the remaining portion of the consent fee payable under the Third Credit Amendment and increases the interest rates payable under the 2021 Credit Agreement, as amended, for periods commencing on or after March 27, 2025, as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of (i) 6% (increased from 5%) (all capitalized terms used herein are defined in the 2021 Revolving Facility, as amended). Although the Company has secured these limited waivers, the Company cannot guarantee that it will be able to satisfy all of the necessary conditions or that it will not incur another covenant violation in the future.

During 2024, the Company borrowed $33.1 million under the 2021 Credit Agreement, as amended, and repaid $28.0 million of the outstanding balance. As of December 29, 2024, the Company had $0.5 million letters of credit outstanding. The weighted average interest rate on the $13.1 million outstanding balance as of December 29, 2024, was 8.8%, and during 2024, the effective interest rate was 9.0%. As of December 29, 2024, the Company had $0.5 million letters of credit outstanding.

Amounts borrowed under the 2021 Credit Agreement, as amended, are collateralized by all assets of the Company and contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state and local government entities.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the consolidated statements of operations and comprehensive income (loss). Debt issuance costs related to the 2021 Credit Agreement, as amended, are included in prepaids and other current assets in the consolidated balance sheets. As of December 29, 2024, and December 31, 2023, unamortized debt issuance costs recorded within prepaids and other current assets were $0.1 million and $0.1 million, respectively.

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

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. As of December 29, 2024, the Company had immaterial remaining obligations for the base rent related to the short-term leases.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029.

As of December 29, 2024, the future minimum lease payments for the Company’s operating and finance leases for each of the next five fiscal years, and thereafter, were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2025	$6,290	$1,771	$8,061
2026	5,425	340	5,765
2027	5,138	84	5,222
2028	5,252	13	5,265
2029	2,738	2	2,740
Thereafter	3,641	—	3,641
Total undiscounted lease payment	28,484	2,210	30,694
Present value adjustment	(4,362)	(68)	(4,430)
Total lease liabilities	24,122	2,142	26,264
Less: lease liabilities, current	(4,893)	(1,718)	(6,611)
Lease liabilities, noncurrent	$19,229	$424	$19,653

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

December 29,2024
Finance lease cost
Amortization of ROU assets	$1,459
Interest on lease liabilities	90
Operating lease cost	5,731
Variable lease cost	915
Total lease cost	$8,195

Lease cost included in cost of revenue	$6,751
Lease cost included in general and administrative expenses	$1,444

Weighted-average remaining lease term - finance leases	20 months
Weighted-average remaining lease term - operating leases	64 months
Weighted-average discount rate - finance leases	3.88%
Weighted-average discount rate - operating leases	6.51%

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s consolidated financial statements. As of December 29, 2024, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the consolidated financial statements as a result of these provisions.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 29, 2024, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value ("common stock") as of December 29, 2024. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of December 29, 2024, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, 1,749,109 shares of common stock available for future issuance under the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,310,595 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”). Both equity plans are further described in Note 10, Equity-Based Compensation.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

As of December 29, 2024, the Company had 1,749,109 and 1,310,595 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. During 2024, equity-based compensation expense related to the ESPP was immaterial. During 2024 and 2023, the Company issued 109,736 shares and 100,277 shares, respectively, pursuant to the ESPP six-month purchase periods.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. During 2024, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	83.90 to 86.05%
Risk-free interest rate	4.38 to 4.91%
Dividend yield	-
Weighted average fair value per share of ESPP awards granted	$0.31 to 0.56

2021 Equity Plan

During April 2021, the Company’s Board of Directors adopted the 2021 Equity Plan. The 2021 Equity Plan provided for the issuance of incentive stock options, restricted stock, RSUs and other stock-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan was 925,000 shares. The Company’s Board of Directors administers the 2021 Equity Plan. The options outstanding under the 2021 Equity Plan expire ten years from the date of grant. The Company issues new common shares to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Under the McCreight IPO Employment Agreement, Mr. McCreight received two bonuses in the form of 208,914 fully-vested shares of the Company’s common stock. The Company recognized the final $0.4 million of equity-based compensation expense related to this award in the thirteen weeks ended April 2, 2023.

Stock Options

A summary of stock option activity in 2024 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 31, 2023	161,397	$11.35	7.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of December 29, 2024	161,397	$11.35	6.29
Exercisable as of December 29, 2024	161,397	$11.35	6.29	$—
Vested and expected to vest as of December 29, 2024	161,397	$11.35	6.29	$—

There were no options granted during 2024 and 2023.  There were 322,793 options granted during 2021 with a weighted-average grant-date fair value of $16.44 per share.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

During 2024 and 2023, equity-based compensation expense of zero and $1.2 million, respectively, was recorded to general and administrative expense related to the stock options. As of December 29, 2024, there is zero unrecognized compensation cost related to the stock options.

Restricted Stock and RSUs

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recognized the final $0.3 million of equity-based compensation expense related to exchanged restricted stock during 2024 and had recorded $0.7 million during 2023. As of December 29, 2024, the exchanged restricted stock was settled in fully-vested shares of the Company.

The following table summarizes the rollforward of unvested restricted stock in 2024:

	Unvested	Weighted-
	Restricted	Average Fair
	Stock	Value per Share
Balance at December 31, 2023	23,379	$4.54
Restricted stock granted	—	—
Restricted stock vested	(21,934)	4.54
Restricted stock forfeited	(1,445)	$4.54
Balance at December 29, 2024	—

The fair value of restricted stock vested during 2024 was $0.04 million.

During the thirteen weeks ended March 31, 2024, the Company entered into a second amendment to the employment agreement with Mark Vos, the President and Chief Information Officer, (the “2024 President & CIO Employment Agreement”) under which 660,000 RSUs were initially granted, subject to various vesting schedules as set forth in the 2024 President & CIO Employment Agreement. On February 16, 2024, Tiffany Smith, the Chief Financial Officer,

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

received 175,000 RSUs, which vest over a three-year service period and Laura Deady, the Chief Merchandising Officer, received 152,273 RSUs pursuant to her employment agreement entered into in December 2023 (“CMO Employment Agreement”), which vest over a three-year service period.

During the year ended 2024, the Company granted 2,028,166 RSUs, to certain executives (inclusive of the aforementioned RSU grants to Mr. Vos, Ms. Deady and Ms. Smith) and employees which are subject to various vesting schedules as set forth in the applicable employment agreement or RSU Award Agreements and 459,748 RSUs to directors, which vested immediately or pursuant to the Company’s Non-Employee Director Compensation Program. During the thirteen weeks ended September 29, 2024, the Company reduced the size of its Board and accelerated the vesting of a total of 54,398 RSUs which had been previously granted to directors. A total of 163,166 RSUs were forfeited by the same directors in connection with their resignations. The Company recognized equity-based compensation expense of $6.3 million and $12.4 million during the year ended 2024 and 2023, respectively, related to the RSUs. As of December 29, 2024, the unrecognized equity-based compensation expense is $6.8 million and will be recognized over a weighted-average period of 1.77 years.

The following table summarizes the rollforward of unvested RSUs in 2024:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 31, 2023	3,568,406	$3.14
RSUs granted	2,487,914	1.97
RSUs vested	(1,989,870)	2.83
RSUs forfeited	(412,724)	2.25
Balance at December 29, 2024	3,653,726	$2.61

The fair value of RSUs vested during 2024 was $3.3 million.

The Company recognized a tax benefit of $1.5 million, $1.5 million and $0.8 million related to equity-based compensation expense in 2024, 2023 and 2022, respectively.

Performance Stock Units (“PSUs”)

Under Crystal Landsem’s 2023 employment agreement (“the CEO Employment Agreement”), Ms. Landsem received a grant of 1,811,571 PSUs on March 5, 2023, which vest in three equal annual installments of 603,857 PSUs subject to the achievement of trailing ten-day volume-weighted average price targets of the Company’s common stock and her continued employment on the vesting dates. Under the 2024 President & CIO Employment Agreement, Mr. Vos received a grant of 300,000 PSUs on January 9, 2024, which vest subject to the achievement of trailing ten-day volume-weighted average price targets of the Company’s common stock and his continued employment on the vesting dates. Under the CMO Employment Agreement, Ms. Deady received a grant of 50,000 PSUs on February 16, 2024, which vest subject to the achievement of specified Company trailing twelve-month net revenue growth targets and her continued employment on the vesting dates.

The Company recognized equity-based compensation expense of $2.0 million and $2.1 million during 2024 and 2023, respectively, related to the PSUs. As of December 29, 2024, the unrecognized equity-based compensation expense is $0.7 million for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.18 years.

The following table summarizes the rollforward of unvested PSUs during 2024:

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

		Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 31, 2023	1,811,571	$2.65
PSUs granted	350,000	1.81
PSUs vested	—	—
PSUs forfeited	—	—
Balance at December 29, 2024	2,161,571	$2.51

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

11.Income Taxes

All of the Company’s income (loss) before income taxes is from the United States. The following table presents the components of the income tax benefit (provision) (in thousands):

	2024	2023	2022
Current:
Federal	$—	$(401)	$(2,325)
State	2,282	(464)	(64)
Total current benefit (provision)	2,282	(865)	(2,389)
Deferred:
Federal	(3,698)	2,204	(1,263)
State	(917)	337	(395)
Total deferred benefit (provision)	(4,615)	2,541	(1,658)
Income tax benefit (provision)	$(2,333)	$1,676	$(4,047)

The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	6.3	(0.4)	0.9
Non-deductible equity-based compensation expense	(1.2)	(9.1)	13.5
IRC Section 162(m) limitation	(0.5)	(3.0)	24.2
Change in uncertain tax position	0.4	(0.3)	3.9
Change in valuation allowance	(28.2)	—	—
Prior year adjustments	—	—	(1.0)
Federal 2018 amended return	—	—	(10.2)
Goodwill impairment	(1.9)	—	—
Other	(0.2)	(0.2)	(0.4)
Effective tax rate	(4.3)%	8.0%	51.9%

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands) as of:

	December 29,	December 31,
	2024	2023
Deferred tax assets:
Accruals and allowances	$2,774	$1,603
Interest disallowance	2,140	1,915
Inventory capitalization and other adjustments	1,958	1,769
Deferred revenue	2,730	2,196
Equity-based compensation	1,433	1,165
Net operating losses and tax credit carryforwards	2,679	592
R&D capitalization	4,255	3,189
Lease liabilities	6,469	7,570
Other	—	108
Gross deferred tax assets	24,438	20,107
Deferred tax liabilities:
Depreciation and amortization	(3,978)	(9,114)
Lease right-of-use asset	(5,919)	(7,191)
Other	(443)	—
Gross deferred tax liabilities	(10,340)	(16,305)
Valuation Allowance	(14,912)	—
Net deferred tax assets (liabilities)	$(814)	$3,802

Net DTLs are included in other noncurrent liabilities on the consolidated balance sheets as of December 29, 2024 and net DTAs are included in other noncurrent assets on the consolidated balance sheets as of December 31, 2023.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses the realization is “more likely than not.” Realization of the future tax benefit is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the DTA will not be realized. Management must analyze all available positive and negative evidence regarding realization of the DTAs and assess the likelihood of sufficient future taxable income. The Company has provided a valuation allowance on our federal and state DTAs as we have determined that it is more-likely-than-not that they are not realizable based upon the available evidence such as cumulative taxable income and estimated future taxable income.

As of December 29, 2024, we had approximately $24.4 million in gross DTAs and $10.3 million in gross DTLs, which resulted in a net DTA of $14.1 million. These DTAs include approximately $2.7 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Some of these net operating loss carryforwards will expire if they are not used within certain periods. At this time, based on evidence currently available, we consider it more likely than not that we will not have sufficient taxable income in the future that will allow us to realize the DTAs. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance of $14.9 million during the current year, which adversely affected our results of operations and statement of financial conditions.

As of December 29, 2024, the Company has federal and state net operating loss carryforwards of $9.7 million and $9.5 million, respectively. The federal net operating loss can be carried forward indefinitely and the state net operating loss carryforwards will begin to expire in 2028 if unused. The Company also has a state tax credit carryforward of an immaterial amount. The state tax credits will begin to expire in 2026 if unused. Lastly, the Company currently has $9.1

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

million of a Federal disallowed interest expense carryforward under Section 163(j) of the Internal Revenue Code, which can be carried forward indefinitely.

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

As of December 29, 2024, and December 31, 2023, the Company’s uncertain tax positions and related accrued interest and penalties were not material. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the financial statements as a component of income tax expense. The Company does not anticipate that the uncertain tax positions balance as of December 29, 2024, will change significantly over the next twelve months.

The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2021 and 2020, respectively.

12.Related Party Transactions

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

Operating Leases

Until June 2021, the Company leased operations and warehouse spaces from a limited partner of the LP and a Series B Preferred Stockholder of the Company. After June 2021, the Company continued to lease a retail space from this limited partner and Series B Preferred Stockholder. Following the liquidation of the LP and the redemption of the Series B Preferred Stock in November 2021, the Company leased this retail space from the same party, who remains related as a common stockholder of the Company. The lease expired on October 31, 2022. The associated rent expense incurred was immaterial in each of the fiscal years 2024, 2023 and 2022.

13.Defined Contribution Plans

The Company sponsors a participant-directed 401(k) profit sharing plan for employees who have been working at the Company for at least three months and are at least 18 years of age. Participants may make wage-deferred contributions up to the maximum allowed by law. The Company matches 100% of each participating employee’s deferral up to a maximum of 4% of eligible compensation. The Company may make additional discretionary matching contributions up to 6% of eligible compensation. The Company made matching contributions of $1.0 million, $1.1 million, and $1.0 million during 2024, 2023 and 2022, respectively.

14.Segment Reporting

The Company identifies operating segments based on whether the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews operating results of particular components of the Company’s activities and allocates resources and assesses performance based on those results. The Company has one

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

reportable segment related to the sale of merchandise directly to end customers. Sales to wholesale customers are not significant. All long-lived assets are located in the United States and substantially all revenue is attributable to customers based in the United States. International sales are not significant.

The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The measurement of segment assets is reported on the consolidated balance sheet as total consolidated assets. All assets, liabilities, cash flows, revenue and expenses are reported in the Company’s one reportable segment. When evaluating the Company’s financial performance and making strategic decisions, the CODM focuses their review of expenses incurred by the nature of those expenses.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Fiscal Years Ended
	December 29,	December 31,	January 1,
	2024	2023	2023
	(52 weeks)	(52 weeks)	(52 weeks)

Net revenue	$315,887	$355,175	$439,652
Less:
Cost of revenue	185,639	206,949	248,206
Employee expenses (excluding equity-based compensation expense)	53,056	53,791	60,601
Equity-based compensation expense	8,090	17,694	16,087
Advertising expenses	55,408	58,481	64,436
Goodwill impairment	28,374	—	—
Other net costs (1)	34,257	35,264	39,428
Depreciation and amortization (2)	2,745	2,278	2,019
Interest expense	1,271	1,728	1,103
Income tax provision (benefit)	2,333	(1,676)	4,047
Segment net loss	$(55,286)	$(19,334)	$3,725
Reconciliation of loss:
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(55,286)	$(19,334)	$3,725

(1)	Other net costs include professional services fees, other selling costs, other general and administrative costs, technology and software costs, facilities costs, interest income, non-operating income and expenses, and other immaterial expenses that do not align with the separately presented expense categories.
(2)	Excludes depreciation expense related to distribution facilities recorded in cost of revenue.

15.Subsequent Events

Nasdaq Notice

On February 27, 2025, the Company received a notice from Nasdaq's Listing Qualifications department indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) based upon the closing bid price for the 30 consecutive business days ended February 26, 2025. The Nasdaq notice does not impact the Company's listing at this time and the Company's stock will continue to trade on Nasdaq while the Company works to regain compliance with the Nasdaq minimum bid price requirement. Please refer to the risk factor "We have received notice of delisting from Nasdaq." for further information.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Fourth Credit Amendment

On March 27, 2025, we entered into the Fourth Credit Amendment to the 2021 Credit Agreement. The Fourth Credit Amendment provided a limited waiver for the Company to comply with the financial covenants for the period of four fiscal quarters ended on or about December 31, 2024. It also suspends measurement of the Consolidated Total Leverage Ratio and Consolidated Fixed Charge Covenant Ratio for the fiscal quarter ending on or about March 31, 2025.  Pursuant to the Fourth Credit Amendment, the Revolving Commitment reduces from $10 million to $7.5 million on April 30, 2025 and to $6 million on May 31, 2025. The Fourth Credit Amendment prohibits the Company from requesting any further borrowings under the 2021 Credit Agreement, as amended. The Fourth Credit Amendment includes a timeline of milestones for a refinancing transaction with a third-party lender and contemplates a refinancing on or before June 15, 2025, and limits the Company’s ability to further enter into certain transactions, including certain liens, dispositions, investments, debt and restricted payments. The Fourth Credit Amendment also requires the payment of the remaining portion of the consent fee payable under the Third Credit Amendment and increases the interest rates payable under the 2021 Credit Agreement, as amended, for periods commencing on or after March 27, 2025, as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of (i) 6% (increased from 5%) (all capitalized terms used herein are defined in the 2021 Revolving Facility, as amended).

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 29, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2024, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the COSO criteria, management determined that our internal control over financial reporting was effective as of December 29, 2024.

This Annual Report on Form 10-K does not include an attestation report on internal controls over financial reporting by our independent registered accounting firm. Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Fourth Credit Amendment

On March 27, 2025, we entered into the Fourth Credit Amendment to the 2021 Credit Agreement. The Fourth Credit Amendment provided a limited waiver for the Company to comply with the financial covenants for the period of four fiscal quarters ended on or about December 31, 2024. It also suspends measurement of the Consolidated Total Leverage Ratio and Consolidated Fixed Charge Covenant Ratio for the fiscal quarter ending on or about March 31, 2025.  Pursuant to the Fourth Credit Amendment, the Revolving Commitment reduces from $10 million to $7.5 million on April 30, 2025 and to $6 million on May 31, 2025. The Fourth Credit Amendment prohibits the Company from requesting any further borrowings under the 2021 Credit Agreement, as amended. The Fourth Credit Amendment includes a timeline of milestones for a refinancing transaction with a third-party lender and contemplates a refinancing on or before June 15, 2025, and limits the Company’s ability to further enter into certain transactions, including certain liens, dispositions, investments, debt and restricted payments. The Fourth Credit Amendment also requires the payment of the remaining portion of the consent fee payable under the Third Credit Amendment and increases the interest rates payable under the 2021 Credit Agreement, as amended, for periods commencing on or after March 27, 2025, as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of (i) 6% (increased from 5%) (all capitalized terms used herein are defined in the 2021 Revolving Facility, as amended).

The foregoing description of the Fourth Credit Amendment is a summary only and is qualified in its entirety by reference to the Fourth Credit Amendment, which is attached hereto as Exhibit 10.36 and is incorporated herein by reference.

Securities Trading Plans of Directors and Executive Officers

During the fourth quarter of 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We have adopted a written code of ethics, titled “Code of Business Conduct and Ethics,” that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is available on our Investor Relations website, which is located at https://investors.lulus.com. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to our Code of Business Conduct and Ethics.

We have also adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers and employees. We believe our Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and Nasdaq listing standards applicable to the Company. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19 to this Annual Report on Form 10-K

The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated herein by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	The consolidated financial statements are filed as part of this Annual Report on Form 10-K under, Part II, “Item 8. Financial Statements and Supplementary Data.”
(2)	The financial statement schedules are omitted because they are either not applicable, or the required information is included in the consolidated financial statements or notes thereto under Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K
(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.1	12/16/2021
3.2	Amended and Restated Bylaws of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.2	12/16/2021
4.1	Form of Common Stock Certificate	S-1/A	333-260194	4.1	11/01/2021
4.2	Investors’ Rights Agreement, dated as of April 12, 2018, among the Lulu’s Fashion Lounge Holdings, Inc., the Investors listed on Schedule A thereto, Lulu’s Holdings, L.P. and LFL Acquisition Corp.	S-1	333-260194	4.2	10/12/2021
4.3	Description of the Registrant’s Securities	10-K	001-41059	4.3	03/31/2022
10.1+	Omnibus Equity Plan and Form of Stock Option Agreement and Restricted Stock Unit Agreement	10-K	001-41059	10.1	03/31/2022
10.2+	2021 Employee Stock Purchase Plan.	S-1/A	333-260194	10.2	11/01/2021
10.3+	Form of Stock Award Agreement (Evidencing Common Stock Received in Respect of Class P Units).	S-1/A	333-260194	10.3	11/01/2021
10.4+	2021 Equity Incentive Plan	S-1	333-260194	10.4	10/12/2021
10.5+	Stock Option Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.5	10/12/2021
10.6+	Form of Indemnification Agreement	S-1/A	333-260194	10.8	11/01/2021
10.7	Commercial Lease Agreement (Unit C and Unit F), dated as of October 26, 2016, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.	S-1/A	333-260194	10.14	11/01/2021

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.8	Addenda to the Commercial Lease Agreements (Unit B, Unit C and Unit F), dated as of September 6, 2019, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC	S-1/A	333-260194	10.15	11/01/2021
10.9	Lease Agreement, dated as of January 7, 2019, between Chrin-Carson Development, LLC and the Registrant	S-1/A	333-260194	10.17	11/01/2021
10.10	First Amendment to Lease, dated as of February 24, 2019, between Chrin-Carson Development, LLC and the Registrant	S-1/A	333-260194	10.18	11/01/2021
10.11+	Registration Rights Agreement among the Registrant and certain of its stockholders, dated November 10, 2021.	10-Q	001-41059	10.9	12/16/2021
10.12+	Stockholders Agreement among the Registrant, H.I.G. Growth Partners—Lulu’s, L.P., entities affiliated with IVP and Canada Pension Plan Investment Board, dated November 10, 2021.	10-Q	001-41059	10.10	12/16/2021
10.13	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Mark Vos, dated May 12, 2022	10-Q	001-41059	10.2	5/17/2022
10.14	Credit Agreement, dated as of November 15, 2021, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A., as Administrative Agent, dated as of November 15, 2021	10-Q	001-41059	10.3	5/17/2022
10.15	Master Fulfillment System Acquisition & Software License Agreement, dated as of September 24, 2021, between 6 River Systems, LLC and Lulu’s Fashion Lounge, LLC	10-Q	001-41059	10.8	5/17/2022
10.16	Commercial Lease Agreement, dated as of September 3, 2021 , between Adaya Slover Holdings, LLC, and Lulu’s Fashion Lounge, LLC	10-Q	001-41059	10.9	5/17/2022
10.17+	First Amendment to Lulu's Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement, dated as of February 13, 2023, between Lulu's Fashion Lounge Holdings, Inc. and David W. McCreight	8-K	001-41059	10.1	2/14/2023
10.18+	Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Crystal Landsem	8-K	001-41059	10.1	03/06/2023

				Incorporated by Reference							Filed/
Exhibit Number		Exhibit Description		Form		File No.		Exhibit		Filing Date		Furnished Herewith

10.19+		Amendment to Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc, Lulu's Fashion Lounge, LLC and Mark Vos		8-K		001-41059		10.2		03/06/2023
10.20+		Employment Agreement, dated as of March 8, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Tiffany R. Smith		8-K		001-41059		10.2		03/09/2023
10.21+		Amended 2021 Employee Stock Purchase Plan		10-K		001-41059		10.26+		03/14/2023
10.22		Commercial Lease Agreement (Unit B), dated as of May 6, 2017, between Hegan Lane Partnership and Lulu’s Fashion Lounge, Inc.		10-K		001-41059		10.27		03/14/2023
10.23		Commercial Lease Agreement (Unit E), dated as of November 5, 2019, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC		10-K		001-41059		10.28		03/14/2023		
10.24		Commercial Lease Agreement (Unit G), dated as of September 24, 2020, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC 		10-K		001-41059		10.29		03/14/2023		
10.25		Addendum to the Commercial Lease Agreement (Unit B), dated as of January 6, 2020, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC		10-K		001-41059		10.30		03/14/2023		
10.26		Extension to the Commercial Lease Agreement (Unit B, Unit C, Unit E, Unit F and Unit G), dated as of December 27, 2022, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC		10-K		001-41059		10.31		03/14/2023
10.27		Commercial Lease Agreement, dated as of June 29, 2023, between 8303-8315 Melrose Ave, LLC, Melrose Investment Group LLC and Lulu’s Fashion Lounge, LLC		10-Q		001-41059		10.1		08/08/2023
10.28		Amendment to Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan		8-K		001-41059		10.1		06/14/2023
10.29		Second Amendment to Employment Agreement, dated as of January 9, 2024, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Mark Vos.		8-K		001-41059		10.1		01/10/2024
10.30		Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement.		8-K		001-41059		10.2		01/10/2024
10.31		Employment Agreement, dated as of December 21, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Laura Deady.		10-K		001-41059		10.37		03/06/2024

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.32	First Amendment to Credit Agreement, dated as of July 22, 2024, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A.	8-K	001-41059	10.1	07/25/2024
10.33	Second Amendment to Credit Agreement, dated as of November 12, 2024, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, certain subsidiaries and Bank of America, N.A.	10-Q	001-41059	10.2	11/13/2024
10.34	Third Amendment to Lulu's Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program.	10-Q	001-41059	10.3	11/13/2024
10.35	Third Amendment to Credit Agreement, dated as of December 13, 2024, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, Bank of America, N.A and the lenders party thereto.	8-K	001-41059	10.1	12/16/2024
10.36	Fourth Amendment to Credit Agreement, dated as of March 27, 2025, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, Bank of America, N.A. and the lenders party thereto.					*
19	Insider Trading Compliance Policy
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97	Policy for the Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

+Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: March 27, 2025	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2025	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Crystal Landsem	Chief Executive Officer (Principal Executive Officer)	March 27, 2025
Crystal Landsem	and Director

/s/ Tiffany R. Smith	Chief Financial Officer (Principal Financial and	March 27, 2025
Tiffany R. Smith	Accounting Officer)

/s/John Black	Director and Board Chair	March 27, 2025
John Black

/s/ Dara Bazzano	Director	March 27, 2025
Dara Bazzano

/s/ Evan Karp	Director	March 27, 2025
Evan Karp

/s/ Anisa Kumar	Director	March 27, 2025
Anisa Kumar

/s/ Kelly McCarthy	Director	March 27, 2025
Kelly McCarthy