Form 10-Q
period 2025-03-30
Lulu's Fashion Lounge Holdings, Inc.
filed 2025-05-14
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

As of May 9, 2025, there were 42,942,378 shares of the registrant’s common stock, par value $0.001, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity-based compensation expense, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024, Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, and our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2025” and/or “2025” relate to the year ending December 28, 2025 and “fiscal 2024” and/or “2024” relate to the year ended December 29, 2024. The fiscal years ending December 28, 2025 and ended December 29, 2024 consist of 52-weeks.

Throughout this Quarterly Report on Form 10-Q, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Quarterly Report on Form 10-Q, we also reference Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow which are non-GAAP (generally accepted accounting principles in the United States of America) financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow, as well as a reconciliation of net loss to Adjusted EBITDA and a reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities. Net loss is the most directly comparable financial measure to Adjusted EBITDA and net cash provided by operating activities is the most directly comparable financial measure to Free Cash Flow, required by, or presented in accordance with GAAP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 30,	December 29,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,616	$4,460
Accounts receivable	4,125	2,158
Inventory, net	39,668	34,036
Assets for recovery	5,019	2,383
Income tax refund receivable, net	1,160	4,177
Prepaids and other current assets	4,139	4,287
Total current assets	62,727	51,501
Property and equipment, net	3,420	3,642
Goodwill	7,056	7,056
Tradename	18,509	18,509
Intangible assets, net	2,714	2,762
Lease right-of-use assets	19,224	24,030
Other noncurrent assets	691	698
Total assets	$114,341	$108,198

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,271	$10,991
Accrued expenses and other current liabilities	28,254	15,985
Returns reserve	17,698	9,765
Stored-value card liability	19,012	17,883
Revolving line of credit	10,090	13,090
Lease liabilities, current	6,426	6,611
Total current liabilities	91,751	74,325
Lease liabilities, noncurrent	15,170	19,653
Other noncurrent liabilities	868	852
Total liabilities	107,789	94,830
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; 42,780,686 and 42,068,124 shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively	43	42
Additional paid-in capital	263,733	262,313
Accumulated deficit	(256,489)	(248,491)
Treasury stock, at cost, 581,389 shares and 339,321 shares as of March 30, 2025 and December 29, 2024, respectively	(735)	(496)
Total stockholders' equity	6,552	13,368
Total liabilities and stockholders' equity	$114,341	$108,198

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024
Net revenue	$64,155	$77,259
Cost of revenue	38,314	44,613
Gross profit	25,841	32,646
Selling and marketing expenses	15,915	17,693
General and administrative expenses	18,044	21,111
Loss from operations	(8,118)	(6,158)
Interest expense	(577)	(383)
Other income, net	623	226
Loss before benefit for income taxes	(8,072)	(6,315)
Income tax benefit	74	579
Net loss and comprehensive loss	(7,998)	(5,736)

Basic loss per share	$(0.19)	$(0.15)
Diluted loss per share	$(0.19)	$(0.15)
Basic weighted-average shares outstanding	41,903,616	39,450,502
Diluted weighted-average shares outstanding	41,903,616	39,450,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Thirteen Weeks Ended March 30, 2025
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 29, 2024	42,068,124	$42	$262,313	$(248,491)	(339,321)	$(496)	$13,368
Issuance of common stock for vesting of restricted stock units (RSUs)	895,954	1	—	—	—	—	1
Issuance of common stock for employee stock purchase plan (ESPP)	59,265	—	88	—	—	—	88
Shares withheld for withholding tax on RSUs	(242,657)	—	(130)	—	—	—	(130)
Equity-based compensation	—	—	1,462	—	—	—	1,462
Repurchase of common stock	—	—	—	—	(242,068)	(239)	(239)
Net loss and comprehensive loss	—	—	—	(7,998)	—	—	(7,998)
Balance as of March 30, 2025	42,780,686	$43	$263,733	$(256,489)	(581,389)	$(735)	$6,552

	For the Thirteen Weeks Ended March 31, 2024
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of December 31, 2023	40,618,206	$41	$254,116	$(193,205)	—	$—	$60,952
Issuance of common stock for vesting of RSUs	983,460	—	—	—	—	—	—
Issuance of common stock for ESPP	52,043	—	167	—	—	—	167
Shares withheld for withholding tax on RSUs	(396,708)	—	(660)	—	—	—	(660)
Forfeited shares of restricted stock	(1,035)	—	—	—	—	—	—
Equity-based compensation	—	—	3,023	—	—	—	3,023
Net loss and comprehensive loss	—	—	—	(5,736)	—	—	(5,736)
Balance as of March 31, 2024	41,255,966	$41	$256,646	$(198,941)	—	$—	$57,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(7,998)	$(5,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,351	1,339
Noncash lease expense	1,295	970
Gain on lease modification	(92)	—
Amortization of debt discount and debt issuance costs	31	39
Equity-based compensation expense	1,474	1,934
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	(1,670)
Inventories	(5,632)	(5,799)
Assets for recovery	(2,636)	(1,951)
Income taxes (receivable) payable	3,017	(379)
Prepaid and other current assets	118	82
Accounts payable	(740)	(549)
Accrued expenses and other current liabilities	21,198	20,053
Operating lease liabilities	(1,113)	(939)
Other noncurrent liabilities	16	(447)
Net cash provided by operating activities	8,322	6,947
Cash Flows from Investing Activities
Capitalized software development costs	(427)	(397)
Purchases of property and equipment	(140)	(562)
Net cash used in investing activities	(567)	(959)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	—	10,000
Repayments on revolving line of credit	(3,000)	(12,000)
Proceeds from issuance of common stock under Employee Stock Purchase Plan (ESPP)	88	167
Principal payments on finance lease obligations	(318)	(743)
Payments for tax withholdings related to vesting of RSUs	(130)	(429)
Repurchase of common stock	(239)	—
Net cash used in financing activities	(3,599)	(3,005)
Net increase in cash and cash equivalents	4,156	2,983
Cash and cash equivalents at beginning of period	4,460	2,506
Cash and cash equivalents at end of period	$8,616	$5,489
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$(3,107)	$250
Interest	$539	$296
Operating leases	$1,371	$1,388
Finance leases	$336	$771

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Remeasurement of operating lease right-of-use assets for lease modification	$3,145	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$115	$53
Capitalized software development costs included in accrued expenses	$30	$—
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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, tariffs or bans, world events, wars and domestic and international conflicts, existing and future laws and regulations, directives (including executive orders), and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirteen weeks ended March 30, 2025, and March 31, 2024, the Company incurred net losses of $8.0 million and $5.7 million, respectively. As of March 30, 2025, we had $8.6 million in cash and cash equivalents and $10.1 million in outstanding amounts under the credit agreement with Bank of America for the Company’s revolving facility (“2021 Credit Agreement”), as amended, classified within total current liabilities. During the thirteen weeks ended March 30, 2025, we borrowed no amounts under the 2021 Credit Agreement, as amended, and repaid $3.0 million of the outstanding balance. See Note 5, Debt of the accompanying notes to our condensed consolidated financial statements for further information on the 2021 Credit Agreement, as amended.

We are actively seeking alternative debt financing and continuing to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed.  As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 28, 2025 and ended December 29, 2024 consist of 52-weeks.

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 30, 2025 and its results of operations for the thirteen weeks ended March 30, 2025 and March 31, 2024 and its cash flows for the thirteen weeks ended March 30, 2025 and March 31, 2024. The results of operations for the thirteen weeks ended March 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2025 or for any other future annual or interim period.

The condensed consolidated balance sheet as of December 29, 2024 was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2025.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024, except as noted below and within the "Recently Issued Accounting Pronouncements" section.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related assets for recovery, lease right-of-use assets and related lease liabilities, income tax valuation allowance, fair value of equity awards and valuation of goodwill and other long-lived assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the condensed consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of March 30, 2025, a single wholesale customer represented 12% of the Company’s accounts receivable balance. As of December 29, 2024, no single customer represented greater than 10% of the Company’s accounts receivable balance. No single customer accounted for greater than 10% of the Company’s net revenue during the thirteen weeks ended March 30, 2025 and March 31, 2024.

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns and promotions. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen weeks ended March 30, 2025 and March 31, 2024 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen weeks ended March 30, 2025 and March 31, 2024 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 29, 2024	$50	$17,883
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,953)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	163	3,082
Balance as of March 30, 2025	163	19,012

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 31, 2023	$50	$13,142
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,549)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	230	1,616
Balance as of March 31, 2024	230	13,209

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $12.0 million and $13.0 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.

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

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Stock options	161,397	161,397
Unvested restricted stock	—	15,617
RSUs	3,178,651	4,453,480
PSUs	2,511,571	2,161,571
ESPP shares	236,335	161,237
2023 Bonus Plan	—	95,912
Total	6,087,954	7,049,214

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2024 Stock Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen weeks ended March 30, 2025, we repurchased 242,068 shares of common stock in open market transactions pursuant to a 10b5-1 purchase plan.

As of March 30, 2025, $1.8 million remained available under the 2024 Repurchase Program authorization. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. The 2024 Stock Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

The table below summarizes the share repurchase activity during the thirteen weeks ended March 30, 2025 under our 2024 Repurchase Program:

				Maximum Dollar Value
	Total Number	Weighted	Aggregate	of Shares that May Yet
	of Shares	Average Price	Purchase	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Price (2)	the Plan
Thirteen weeks ended March 30, 2025	242,068	$0.99	$239,120	$1,765,142
Total	242,068		$239,120

(1)	The shares of common stock were purchased in open market transactions pursuant to a 10b5-1 purchase plan entered into by the Company.
(2)	Amount includes broker commissions.

Goodwill, Tradename and Intangible Assets

The Company tests for goodwill impairment at the reporting unit level on the first day of the fourth quarter of each year and between annual tests if significant indicators exist that would suggest the Company's goodwill and intangible assets could potentially be impaired.  The Company monitors macroeconomic conditions, industry, competitive environment conditions, overall financial performance, reporting unit specific events and market considerations, among others, for events which could trigger the need for an interim impairment analysis.

The Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of March 30, 2025 and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. As a result, there was no impairment related to the goodwill, tradename and intangible assets as of March 30, 2025.

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

In March 2024, FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which is intended to reduce complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and existing diversity in practice. ASU 2024-01 is effective for annual

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating this pronouncement to determine its impact on our equity-based compensation expense.

In March 2024, FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which is intended to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating this pronouncement to determine its impact on our condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 is intended to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are currently evaluating this pronouncement to determine its impact on our condensed consolidated financial statements and related disclosures.

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accounts receivable, accrued expenses, revolving line of credit, goodwill and tradename. As of March 30, 2025 and December 29, 2024, the carrying values of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximate their fair value, due to their short-term maturities. As of March 30, 2025, the fair value of the Company’s 2021 Credit Agreement, as amended, (see Note 5, Debt) approximates its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximates market rates currently available to the Company.

The Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of March 30, 2025 and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit and that no impairment related to the goodwill, tradename and intangible assets existed. The Company does not have any financial instruments that were determined to be Level 3.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	March 30,	December 29,
	in Years	2025	2024
Leasehold improvements	1 – 6	$3,608	$5,011
Equipment	3 – 7	3,501	3,799
Furniture and fixtures	3 – 7	1,739	1,698
Total property and equipment		8,848	10,508
Less: accumulated depreciation and amortization		(5,428)	(6,866)
Property and equipment, net		$3,420	$3,642

Depreciation and amortization of property and equipment was $0.8 million for each of the thirteen weeks ended March 30, 2025 and March 31, 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 30,	December 29,
	2025	2024
Accrued compensation and benefits	$3,813	$5,707
Accrued marketing	8,463	2,364
Accrued inventory	9,227	4,353
Accrued freight	2,516	1,897
Other	4,235	1,664
Accrued expenses and other current liabilities	$28,254	$15,985

5.Debt

Credit Facility

On November 15, 2021, the Company entered into the 2021 Credit Agreement with Bank of America (the “lender”) to provide a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. All borrowings under the 2021 Credit Agreement accrued interest at a rate equal to, at the Company’s option, either (x) the term daily SOFR plus the applicable SOFR adjustment plus a margin of 1.75% per annum or (y) the base rate plus a margin of 0.75% (with the base rate being the highest of the federal funds rate plus 0.50%, the prime rate and term SOFR for a period of one month plus 1.00%).

On July 22, 2024, the Company entered into an amendment to the 2021 Credit Agreement (the “First Credit Amendment”) which extended the maturity date from November 15, 2024, to August 15, 2025, and reduced the revolving facility from $50.0 million to $15.0 million, with a further reduction to $10.0 million on or about March 31, 2025. Under the First Credit Amendment, the Company could increase the aggregate amount of the facility by $10.0 million, subject to the satisfaction of certain conditions, including an asset coverage ratio of at least 1.50:1.00, recalculated as of the last day of the most recently ended month for which financial statements are internally available. The First Credit Amendment also reduced the previous letters of credit sublimit from $7.5 million to $5.0 million.

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

On November 12, 2024, the Company entered into a second amendment to the 2021 Credit Agreement (the “Second Credit Amendment”) that extended the Company's reporting deadline for its financial statements and covenant compliance certificate for the third quarter 2024 to December 16, 2024, and required us to test the financial covenants no later than December 16, 2024. It also required that the consolidated total leverage ratio and consolidated fixed charge coverage ratio financial covenants for the third quarter 2024 be tested on the earlier of the date the Company delivers the financial statements and compliance certificate for the third quarter of 2024 or December 16, 2024. The Second Credit Amendment provided that the failure to deliver the financial statements and compliance certificate for the third quarter 2024 within the original time period required by the First Credit Amendment would not constitute an event of default.

The Second Credit Amendment prohibited the Company from requesting any additional borrowing or letter of credit extension until the financial statements and the compliance certificate for the third quarter of 2024 had been delivered. The Second Credit Amendment also revised the applicable interest rates for borrowings for the period commencing on November 12, 2024 as follows: at the Company’s option, the base rate plus 2.75% (increased from 1.25%) or Term SOFR (subject to a credit spread adjustment of 10 basis points) plus 3.75% (increased from 2.25%). The Second Credit Amendment also added a requirement to deliver certain cash flow information on a weekly basis commencing November 22, 2024.

On December 13, 2024, the Company entered into a third amendment to the 2021 Credit Agreement (the “Third Credit Amendment”). The Third Credit Amendment provided a limited waiver to the provision under the First Credit Amendment that requires the Company to comply with the financial covenants for the period of four fiscal quarters ended on or about September 30, 2024. Under the Third Credit Amendment, the Company is required to, among other things, not permit unrestricted cash and cash equivalents as determined on a consolidated basis and tested weekly to be less than certain specified minimum amounts. The Third Credit Amendment also requires the payment of certain consent fees and increases the interest rates payable under the First Credit Amendment for periods commencing on or after December 13, 2024 and February 1, 2025, respectively, as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 3.25% commencing on December 13, 2024 and (ii) 4.00% commencing on February 1, 2025 (increased from a margin of 2.75%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 4.25% commencing on December 13, 2024 and (ii) 5.00% commencing on February 1, 2025 (increased from a margin of 3.75%), and (c) the Letter of Credit Fee of (i) 4.25% commencing on December 13, 2024 and (ii) 5.00% commencing on February 1, 2025 (increased from 3.75%).

Pursuant to the Third Credit Amendment, there was no financial covenant test for the quarter ended September 29, 2024. From the execution of the Third Credit Amendment on December 13, 2024 through March 30, 2025, the Company maintained cash and cash equivalents above the specified weekly minimum balances.

On March 27, 2025, the Company entered into a fourth amendment to the 2021 Credit Agreement (the “Fourth Credit Amendment”). The Fourth Credit Amendment provided a limited waiver for the Company to comply with the financial covenants for the period of four fiscal quarters ended on or about December 31, 2024. It also suspends measurement of the Consolidated Total Leverage Ratio and Consolidated Fixed Charge Covenant Ratio for the fiscal quarter ending on or about March 31, 2025. Pursuant to the Fourth Credit Amendment, the Revolving Commitment reduces from $10 million

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

to $7.5 million on April 30, 2025 and to $6 million on May 31, 2025. The Fourth Credit Amendment prohibits the Company from requesting any further borrowings under the 2021 Credit Agreement, as amended. The Fourth Credit Amendment includes a timeline of milestones for a refinancing transaction with a third-party lender and contemplates a refinancing on or before June 15, 2025, and limits the Company’s ability to further enter into certain transactions, including certain liens, dispositions, investments, debt and restricted payments. The Fourth Credit Amendment also requires the payment of the remaining portion of the consent fee payable under the Third Credit Amendment and increases the interest rates payable under the 2021 Credit Agreement, as amended, for periods commencing on or after March 27, 2025, as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of (i) 6% (increased from 5%). Although the Company has secured these limited waivers, the Company cannot guarantee that it will be able to satisfy all of the necessary conditions or that it will not incur another covenant violation in the future.

All capitalized terms used above and not otherwise defined herein are defined in the 2021 Credit Agreement, as amended.

During the thirteen weeks ended March 30, 2025, the Company borrowed no amounts under the 2021 Credit Agreement, as amended, and repaid $3.0 million of the outstanding balance. As of March 30, 2025, the Company had $0.5 million in letters of credit outstanding. The weighted average interest rate on the $10.1 million outstanding balance as of March 30, 2025, was 10.2%, and during the thirteen weeks ended March 30, 2025, the effective interest rate was 9.4%.

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

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2021 Credit Agreement, as amended, are included in prepaids and other current assets in the condensed consolidated balance sheets. As of March 30, 2025 and December 29, 2024, unamortized debt issuance costs recorded within prepaids and other current assets were $0.4 million and $0.1 million, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. In early 2025 the Company consolidated two of its distribution facilities by moving operations from its former distribution facility in Chico, California to its existing distribution facility in Ontario, California. During the thirteen weeks ended March 30, 2025, the Company modified the terms and discount rate of two of its operating leases. As a result of the modification, the Company derecognized the related right-of-use asset and lease liability of $3.1 million and $3.2 million, respectively. The modification resulted in the recognition of a gain of $0.1 million. The Company had no remaining obligations for the base rent related to the short-term leases as of March 30, 2025 and immaterial remaining obligations as of March 31, 2024.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029.

As of March 30, 2025, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2025 remaining 9 months	$4,648	$1,434	$6,082
2026	5,164	340	5,504
2027	4,868	84	4,952
2028	4,375	13	4,388
2029	1,835	2	1,837
Thereafter	1,835	—	1,835
Total undiscounted lease payment	22,725	1,873	24,598
Present value adjustment	(2,952)	(50)	(3,002)
Total lease liabilities	19,773	1,823	21,596
Less: lease liabilities, current	(4,889)	(1,537)	(6,426)
Lease liabilities, noncurrent	$14,884	$286	$15,170

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

financial statements. As of March 30, 2025, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors and officers. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

8.Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of March 30, 2025 and December 29, 2024, no shares of preferred stock were issued and outstanding.

9.Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value (“common stock”) as of March 30, 2025 and December 29, 2024, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of March 30, 2025, the Company has reserved 161,397 shares of common stock for issuance upon the exercise of stock options, and 2,903,612 shares of common stock available for future issuance under the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”) and 1,251,330 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), respectively. Both equity plans are further described in Note 10, Equity-Based Compensation.

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

On March 8, 2023, the Company’s Board of Directors approved the Fiscal 2023 Bonus Plan (the “2023 Bonus Plan”) that granted RSUs to eligible employees on April 1, 2024, in lieu of a cash bonus. On April 1, 2024, 95,912 RSUs were awarded to eligible employees under the 2023 Bonus Plan, and all such RSUs vested fully.

On June 29, 2023, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 2,000,000 shares of the Company's common stock under the Omnibus Equity Plan corresponding to the increase in shares approved by stockholders at the 2023 annual meeting of stockholders.

As of March 30, 2025, the Company had 2,903,612 and 1,251,330 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

Equity-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen weeks ended March 30, 2025, equity-based compensation expense related to our ESPP was immaterial. During the thirteen weeks ended March 30, 2025 and March 31, 2024, the Company issued 59,265 shares and 52,043 shares, respectively, pursuant to the ESPP six-month purchase periods ended February 25, 2025 and February 26, 2024, respectively.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen weeks ended March 30, 2025, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	84.72 to 85.54%
Risk-free interest rate	4.12 to 4.28%
Dividend yield	-
Weighted average fair value per share of ESPP awards granted	$0.17 to 0.33

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2021 Equity Plan

During April 2021, the Company’s Board of Directors adopted the 2021 Equity Plan. The 2021 Equity Plan provided for the issuance of incentive stock options, restricted stock, restricted stock units and other equity-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan was 925,000 shares. The options outstanding under the 2021 Equity Plan expire ten years from the date of grant. The Company issues new shares of common stock to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

Stock Options

A summary of stock option activity is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 29, 2024	161,397	$11.35	6.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of March 30, 2025	161,397	$11.35	6.04
Exercisable as of March 30, 2025	161,397	$11.35	6.04	$—
Vested and expected to vest as of March 30, 2025	161,397	$11.35	6.04	$—

The Company had no equity-based compensation expense and unrecognized compensation cost related to stock options during the thirteen weeks ended March 30, 2025 and March 31, 2024.

Restricted Stock and Restricted Stock Units (“RSUs”)

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received 1,964,103 shares of common stock, comprised of 1,536,304 shares of vested common stock and 427,799 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP are subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recognized the final $0.3 million of equity-based compensation expense related to exchanged restricted stock during 2024. As of December 29, 2024, the exchanged restricted stock was settled in fully-vested shares of the Company.

On March 20, 2025, Mark Vos, the Company’s President and Chief Information Officer, and Laura Deady Holt, the Company’s Chief Merchandising Officer, received grants of 360,000 RSUs and 50,000 RSUs, respectively, pursuant to their respective employment agreements and RSU Award Agreements, which vest in equal, quarterly installments on the last day of each calendar quarter, starting on March 31, 2025, and are subject to continued service requirements. On March 20, 2025, the Company granted a total of 54,728 RSUs, to certain employees, which vest in equal installments over a three-year service period.

The Company recognized equity-based compensation expense of $1.2 million and $1.6 million during the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively, related to the RSUs. As of March 30, 2025, the unrecognized equity-based compensation expense is $5.8 million and will be recognized over a weighted-average period of 1.46 years.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the roll forward of unvested RSUs during the thirteen weeks ended March 30, 2025:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 29, 2024	3,653,726	$2.61
RSUs granted	464,728	0.53
RSUs vested	(895,954)	2.34
RSUs forfeited	(43,849)	1.68
Balance at March 30, 2025	3,178,651	$2.39

Performance Stock Units (“PSUs”)

On March 20, 2025, Mark Vos, also received a grant of 300,000 PSUs, which will vest on the date when both of the following have occurred: (i) Performance Achievement: the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock over trailing ten (10) trading days equals or exceeds $10.00 on a date when Mr. Vos remains employed by the Company or within ninety (90) days following termination of Mr. Vos' employment; and (ii) Service Achievement: Mr. Vos remains employed with the Company through December 31, 2025. On March 20, 2025, Laura Deady Holt also received a grant of 50,000 PSUs, which vest on the date when both of the following have occurred, provided that Ms. Deady Holt remains employed with the Company through such date: (i) the Company files a Form 10-Q or Form 10-K with the SEC indicating that the Company has trailing twelve months’ net revenue that is at least $150 million more than the Company’s net revenue in the fiscal year ended December 31, 2023 and (ii) the second anniversary of Ms. Holt's start date has occurred.

The Company recognized equity-based compensation expense of $0.3 million and $0.6 million during the thirteen weeks ended March 30, 2025, and March 31, 2024, respectively, related to the PSUs. As of March 30, 2025, the unrecognized equity-based compensation expense is $0.5 million for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.26 years.

The following table summarizes the roll forward of unvested PSUs during the thirteen weeks ended March 30, 2025:

		Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 29, 2024	2,161,571	$2.51
PSUs granted	350,000	0.27
PSUs vested	—	—
PSUs forfeited	—	—
Balance at March 30, 2025	2,511,571	$2.20

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the benefit for income taxes (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024
Loss before benefit for income taxes	$(8,072)	$(6,315)
Benefit for income taxes	74	579
Effective tax rate	(0.9)%	(9.2)%

The Company’s benefits for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For fiscal year 2025, due to the uncertain and evolving impacts related to tariffs, the Company believed that using the year-to-date actual operating result was more reasonable. As such, beginning with the thirteen weeks ended March 30, 2025, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting.

For the thirteen weeks ended March 30, 2025, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to the valuation allowance adjustment against its deferred taxes as the Company could not provide sufficient positive evidence that the deferred tax assets will be more-likely-than-not realized in the future. For the thirteen weeks ended March 31, 2024, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to non-deductible executive compensation and non-deductible equity-based compensation expense.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company established a valuation allowance of $14.9 million as of December 29, 2024 and maintained the same position for the period ended March 30, 2025.

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

13.Segment Reporting

All long-lived assets are located in the United States and substantially all revenue is attributable to customers based in the United States. International sales are not significant.

The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The measurement of segment assets is reported on the condensed consolidated balance sheet as total condensed consolidated assets. All assets, liabilities, cash flows, revenue and expenses are reported in the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Company’s one reportable segment. When evaluating the Company’s financial performance and making strategic decisions, the Chief Operating Decision Maker (“CODM”) focuses their review of expenses incurred by the nature of those expenses.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024

Net revenue	$64,155	$77,259
Less:
Cost of revenue	38,314	44,613
Employee expenses (excluding equity-based compensation expense)	11,794	13,695
Equity-based compensation expense	1,474	1,934
Advertising expenses	12,009	13,044
Other net costs (1)	7,395	9,234
Depreciation and amortization (2)	664	673
Interest expense	577	383
Income tax benefit	(74)	(581)
Segment net loss	$(7,998)	$(5,736)

(1)	Other net costs include professional services fees, other selling costs, other general and administrative costs, technology and software costs, facilities costs, interest income, non-operating income and expenses, and other immaterial expenses that do not align with the separately presented expense categories.
(2)	Excludes depreciation expense related to distribution facilities recorded in cost of revenue.

14.Subsequent Events

Amendment to the Company's Non-Employee Director Compensation Program

On April 28, 2025 the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved an amendment to the Company's Non-Employee Director Compensation Program to (i) eliminate the additional annual RSU award for the Non-Employee Board Chair and increase the applicable cash retainer to $75,000 for the Non-Employee Board Chair, (ii) provide that each award of RSUs may be limited by a share price floor established from time to time by the Compensation Committee, (iii) permit the Compensation Committee to annually determine whether to allow Non-Employee directors to elect to convert all or a portion of their annual retainers into awards of RSUs, (iv) allow for Non-Employee Directors to waive their right to receive compensation under the Non-Employee Director Compensation Program entirely or for a specific period, and (v) permit for cash to be paid in lieu of any RSU grant or portion of any RSU grant under the Non-Employee Director Compensation Program and provide for flexibility relating to the timing of any cash payment or award of RSUs as the Compensation Committee may deem appropriate.

The full text of the Fourth Amendment to the Company's Non-Employee Director Compensation Program is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated hereto by reference.

Easton, Pennsylvania Fourth Lease Amendment

On May 7, 2025, the Company entered into an extension of the lease for its distribution center in Easton, Pennsylvania. The lease has been extended for an additional three-year term, beginning February 1, 2026, and two five-year renewal options.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

One-Time Cash Payment to Directors in Lieu of 2025 Annual RSU Awards

After evaluating the potential dilutive impact of the non-employee director RSU awards pursuant to the Company’s Amended Non-Employee Director Compensation Program, on May 1, 2025, the Board approved a one-time, cash payment of $50,000 to each eligible non-employee director in lieu of his or her $100,000 fiscal year 2025 annual RSU award. This cash payment will be payable on the date of the 2026 annual meeting of stockholders, subject to each non-employee director’s continued service on the Board of Directors through such payment date.

Reduction in Amounts Outstanding under 2021 Credit Agreement, as Amended

Subsequent to March 30, 2025, the Company repaid $2.8 million of the revolving line of credit balance, reduced its outstanding letters of credit by $0.3 million and reduced the Company’s Revolving Commitment to $7.5 million. As of the filing date of this Quarterly Report on Form 10-Q, the Company had $7.3 million outstanding on the revolving line of credit and $0.2 million in outstanding letters of credit. The Fourth Credit Amendment also provides for a further reduction of the Company’s Revolving Commitment to $6.0 million on May 31, 2025.

Trade Policy and Tariff Uncertainties

Subsequent to March 30, 2025, the United States government imposed significant tariffs on imports from various countries, including Canada, Mexico and China. On April 4, 2025, a global reciprocal tariff program was announced, establishing a minimum 10% tariff on most imported goods. These country-specific tariffs significantly increased, reaching 145% on Chinese imports and 125% on certain U.S. goods imported into China. However, a major development occurred on May 12, 2025, resulting in a 90-day agreement between the U.S. and China to substantially reduce these tariffs. With this agreement, U.S. tariffs on Chinese imports fell from 145% to approximately 30% (including pre-existing tariffs), while Chinese tariffs on some U.S. imports decreased from 125% to 10%. This 90-day period will allow for further negotiations. The potential impact on the Company’s results and financial condition remains uncertain. The Company’s management continues to monitor the impacts of the tariffs on its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (the “2024 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item I, Part 1A, “Risk Factors” in the 2024 10-K and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 30, 2025. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

Overview

Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, “we”, “our”, or the “Company”) is a customer-driven, digitally-native attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at attainable prices for all of life’s fashionable moments. Our goal is to become the most trusted and number one destination for dresses, helping every woman feel confident and celebrated, supporting her for all of life's occasions. Lulus primarily serves a large, diverse community of Millennial and Gen Z women, who typically meet us in their 20s and stay with us through their 30s and beyond. We focus relentlessly on giving our customers what they want by using direct consumer feedback and insights to refine product offerings and elevate the customer experience. Lulus’ world class personal stylists, bridal concierge, and customer care team share an unwavering commitment to elevating style and quality and bring exceptional customer service and personalized shopping to customers around the world.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, tariffs or bans, world events, wars and domestic and international conflicts, existing and future laws and regulations, directives (including executive orders), and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirteen weeks ended March 30, 2025, and March 31, 2024, the Company incurred net losses of $8.0 million and $5.7 million, respectively. As of March 30, 2025, we had total cash and cash equivalents of $8.6 million and $10.1 million in outstanding amounts under the credit agreement with Bank of America for the Company’s revolving facility (“2021 Credit Agreement”), as amended, classified within total current liabilities. During the thirteen weeks ended March 30, 2025, we borrowed no amounts under the 2021 Credit Agreement, as amended, and repaid $3.0 million of the outstanding balance. Subsequent to March 30, 2025 and through the filing date of this Quarterly Report on Form 10-Q, the Company repaid an additional $2.8 million of the revolving line of credit balance and reduced its outstanding letters of credit by $0.3 million. See Note 5, Debt of the accompanying notes to our condensed consolidated financial statements for further information on the 2021 Credit Agreement, as amended.

We are actively seeking alternative debt financing and will continue to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed. As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024

	(in thousands, except percentages and Average Order Value)
Gross Margin	40.3%	42.3%
Net loss	$(7,998)	$(5,736)
Adjusted EBITDA (1)	$(4,670)	$(2,659)
Adjusted EBITDA margin (1)	(7.3)%	(3.4)%
Active Customers	2,550	2,770
Average Order Value	$136	$143

(1)

For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”

Active Customers

We define Active Customers as the number of customers who have made at least one purchase across our platform in the prior 12-month period. Active Customer count is measured as of the last day of the relevant period. We consider the number of Active Customers to be a key performance metric on the basis that it is directly related to consumer awareness of our brand, our ability to attract visitors to our primarily digital platform, and our ability to convert visitors to paying customers. Active Customers counts are based on deduplication logic using customer account and guest checkout name, address, and email information.

Average Order Value

We define Average Order Value (“AOV”) as the sum of the total gross sales before returns across our platform in a given period, plus shipping revenue, less discounts and markdowns, divided by the Total Orders Placed (as defined below) in that period. AOV reflects the average basket size of our customers. AOV may fluctuate as we continue investing in the development and introduction of new Lulu’s merchandise and as a result of our promotional discount activity.

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

Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net loss before interest expense, income taxes, depreciation and amortization adjusted to exclude the effects of equity-based compensation expense and other non-routine expenses. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. We believe that adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

To supplement our condensed consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA”, “Adjusted EBITDA Margin” (collectively referred to as “Adjusted EBITDA”) and “Free Cash Flow” which are non-GAAP financial measures. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect certain non-routine expenses that may represent a reduction in cash available to us;
●	Adjusted EBITDA excludes equity-based compensation which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements;
●	Free Cash Flow does not represent the total residual cash flow available for discretionary purposes; and
●	Other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024

	(in thousands)
Net loss	$(7,998)	$(5,736)
Depreciation and amortization	1,351	1,339
Interest expense	577	383
Income tax benefit	(74)	(579)
Equity-based compensation expense (1)	1,474	1,934
Adjusted EBITDA	$(4,670)	$(2,659)
Net loss margin	(12.5)%	(7.4)%
Adjusted EBITDA margin	(7.3)%	(3.4)%

(1)	The thirteen weeks ended March 30, 2025 include equity-based compensation expense for performance stock units (“PSUs”) and restricted stock units (“RSUs”) granted during the period and prior periods. The thirteen weeks ended March 31, 2024 includes equity-based compensation expense for PSUs and RSUs granted during the period and prior periods, as well as equity-based awards granted in prior periods.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen weeks ended March 30, 2025 and March 31, 2024 is as follows:

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Net cash provided by operating activities	$8,322	$6,947
Capitalized software development costs	(427)	(397)
Purchases of property and equipment	(140)	(562)
Free Cash Flow	$7,755	$5,988

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, Item 1A, “Risk Factors” in our 2024 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 30, 2025.

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended March 30, 2025, we served 2.6 million Active Customers compared to 2.8 million for the trailing 12 months ended March 31, 2024.

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

Interest Expense

Interest expense consists of interest expense related to the revolving facility under the 2021 Credit Agreement, as amended.

Income Tax Benefit

The benefit for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to the establishment of a deferred tax asset valuation allowance as the Company could not provide sufficient positive evidence that the deferred taxes will be more-likely-than-not realized in the future. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, enacted tax legislation, state and local income taxes, and tax audit settlements.

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

Due to the weight of objectively verifiable negative evidence, the Company established a valuation allowance of $14.9 million as of December 29, 2024 and the same position for the period ended March 30, 2025.

Our Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of net revenue and net loss:

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024

	(in thousands)
Net revenue	$64,155	$77,259
Cost of revenue	38,314	44,613
Gross profit	25,841	32,646
Selling and marketing expenses	15,915	17,693
General and administrative expenses	18,044	21,111
Loss from operations	(8,118)	(6,158)
Interest expense	(577)	(383)
Other income, net	623	226
Loss before income taxes	(8,072)	(6,315)
Income tax benefit	74	579
Net loss	$(7,998)	$(5,736)

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024
Net revenue	100%	100%
Cost of revenue	60	58
Gross profit	40	42
Selling and marketing expenses	25	23
General and administrative expenses	28	27
Loss from operations	(13)	(8)
Interest expense	(1)	—
Other income, net	1	—
Loss before income taxes	(13)	(8)
Income tax benefit	—	1
Net loss	(13)%	(7)%

Comparisons for the Thirteen Weeks Ended March 30, 2025 and March 31, 2024

Net Revenue

Net revenue decreased in the thirteen weeks ended March 30, 2025 by $13.1 million, or 17%, compared to the thirteen weeks ended March 31, 2024 primarily due to a 17% decrease in Total Orders Placed and the impact of lower AOV offset by lower return rates.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended March 30, 2025 by $6.3 million, or 14% compared to the same period of the prior year. The decrease in cost of revenue was primarily driven by the impact of lower revenue, partly offset by higher outbound shipping costs.

Gross Profit

Gross profit decreased in the thirteen weeks ended March 30, 2025 by $6.8 million, or 21% compared to the same period of the prior year which was primarily driven by the impact of the lower volume of sales.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the thirteen weeks ended March 30, 2025 by $1.8 million, or 10%, compared to the same period of the prior year, due to lower online marketing costs of $1.0 million, lower performance and awareness marketing spend of $0.5 million, and lower merchant processing fees of $0.3 million, partly due to the lower volume of sales.

General and Administrative Expenses

General and administrative expenses decreased in the thirteen weeks ended March 30, 2025 by $3.1 million or 15%, compared to the same period of the prior year. The decrease was primarily due to a $1.4 million decrease in fixed labor driven by reduced fixed headcount resulting from our cost reduction measures, a $0.5 million decrease in variable labor and benefits associated with lower sales volume, partly offset by temporary ramp up costs related to the consolidation of our West Coast distribution facilities, a $0.5 million decrease in equity-based compensation expense, a $0.5 million decrease in D&O liability insurance and legal and professional fees, a $0.1 million decrease in occupancy primarily related to rent and facility expenses and a $0.1 million decrease in software, supplies and travel.

Interest Expense

Interest expense increased in the thirteen weeks ended March 30, 2025 by $0.2 million, or 51%, compared to the same period of the prior year. The increase is attributable to higher interest rates, partially offset by lower average borrowings.

Income Tax Benefit

Income tax benefit in the thirteen weeks ended March 30, 2025 decreased by $0.5 million to a benefit of $0.1 million, compared to a benefit of $0.6 million in the thirteen weeks ended March 31, 2024.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Our net revenue is typically highest in the second and third quarters due to the increased demand for event dresses in the spring and summer. Net revenue is typically the lowest in the first and fourth quarters when event dresses are less in demand. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations.

Our quarterly gross profit fluctuates primarily based on how we manage our inventory and merchandise mix and has typically been in line with fluctuations in net revenue. When quarterly gross profit fluctuations have deviated relative to the fluctuations in sales, these situations have been driven by non-recurring, external factors, such as global pandemics or trade wars.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities as we have no further access to borrowings under our 2021 Credit Agreement, as amended. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with our distribution facilities, capitalized software and debt service requirements.

Credit Facilities

In November 2021, we entered into the 2021 Credit Agreement that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024.

On July 22, 2024, we entered into an amendment to the 2021 Credit Agreement (the “First Credit Amendment”) which extended the maturity date to August 15, 2025 and reduced the Revolving Commitment (as defined in the 2021 Credit Agreement) to $15.0 million, with a further reduction to $10.0 million on or about March 31, 2025. The First Credit Amendment also reduced the previous letters of credit sublimit from $7.5 million to $5.0 million.

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

On December 13, 2024, we entered into a third amendment to the 2021 Credit Agreement (the “Third Credit Amendment”). The Third Credit Amendment provided a limited waiver for us to comply with the financial covenants for the period of four fiscal quarters ended on or about September 30, 2024. Under the Third Credit Amendment, we are required to, among other things, not permit unrestricted cash and cash equivalents, as determined on a consolidated basis and tested weekly, to be less than certain specified minimum amounts. The Third Credit Amendment also requires the payment of certain consent fees and increases the interest rates payable under the amended 2021 Credit Agreement for periods commencing on or after December 13, 2024 and February 1, 2025, as described in Note 5, Debt. Pursuant to the Third Credit Amendment, there was no financial covenant test for the quarter ended September 29, 2024.

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

All capitalized terms used above and not otherwise defined herein are defined in the 2021 Credit Agreement, as amended.

During the thirteen weeks ended March 30, 2025, the Company borrowed no amounts under the 2021 Credit Agreement, as amended, and repaid $3.0 million of the outstanding balance. As of March 30, 2025, the Company had $0.5 million in letters of credit outstanding. The weighted average interest rate on the $10.1 million outstanding balance as of March 30, 2025, was 10.2%, and during the thirteen weeks ended March 30, 2025, the effective interest rate was 9.4%. For further information on the 2021 Credit Agreement, as amended, see Note 5, Debt of the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Fourth Credit Amendment reduced our Revolving Commitment to $7.5 million on April 30, 2025. Subsequent to March 30, 2025, we repaid $2.8 million of the revolving line of credit balance and reduced our outstanding letters of credit by $0.3 million on or before April 30, 2025. As of the filing date of this Quarterly Report on Form 10-Q, we had $7.3 million outstanding on the revolving line of credit and $0.2 million in outstanding letters of credit. The Fourth Credit Amendment provides for a further reduction of our Revolving Commitment to $6.0 million on May 31, 2025.

Availability and Use of Cash

As of March 30, 2025, we had cash and cash equivalents of $8.7 million. During the thirteen weeks ended March 30, 2025, we took certain cost reduction and cash conservation measures, adjustments to marketing spend, and other fixed, variable, and capital spend. We will continue to take certain cost reduction and cash conservation measures to meet our obligations as needed. As the ability to raise additional debt financing is outside of our control, we cannot conclude that our plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the outcome of this uncertainty. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2024 10-K and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 30, 2025.

Repurchases Pursuant to the 2024 Repurchase Program

On May 3, 2024, our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen weeks ended March 30, 2025, we repurchased 242,068 shares of common stock in open market transactions pursuant to a 10b5-1 purchase plan. As of March 30, 2025, there was $1.8 million available under the 2024 Repurchase Program authorization.

The actual timing, number, and value of shares repurchased in the future will be determined at our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases will be funded from our existing cash and cash equivalents, or future cash flow. The 2024 Repurchase Program may be modified, suspended, or terminated at any time. For further information on the 2024 Repurchase Program, see Note 2, Significant Accounting Policies, of the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirteen Weeks Ended
	March 30,	March 31,
	2025	2024

	(in thousands)
Net cash provided by:
Operating activities	$8,322	$6,947
Investing activities	(567)	(959)
Financing activities	(3,599)	(3,005)
Net increase in cash and cash equivalents	$4,156	$2,983

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the thirteen weeks ended March 30, 2025, net cash provided by operating activities increased by $1.4 million, as compared to the same period in 2024. The increase was primarily due to receipt of a $3.4 million income tax refund which consisted of $0.4 million of interest accrued during the thirteen weeks ended March 30, 2025 and the related $3.0 million of prior year state income tax overpayments that were included in our income tax receivable at the end of fiscal year 2024, a $1.0 million increase in accrued expenses and other current liabilities primarily driven by an increase in return reserve, a $0.5 million increase related to other noncurrent liabilities driven by increased non-current deferred tax liabilities and a $0.2 million timing related increase in accrued inventory. This was partially offset by an increase of $2.4 million in our net loss after adjusting for non-cash items, a $0.6 million increase related to assets for recovery, a $0.3 million increase in accounts receivable pertaining to higher credit card receivables, a decrease of $0.2 million in accounts payable related to the timing of payments related to our credit card payables, and a $0.2 million decrease related to operating lease liabilities.

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

During the thirteen weeks ended March 30, 2025, as compared to the same period in 2024, net cash used in investing activities increased by $0.4 million. This was attributable to $0.5 million lower capital expenditures for furniture, leasehold improvements, equipment, and construction in progress for our general operations, which was partially offset by $0.1 million invested in capitalized software development costs.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our revolving facility under our 2021 Credit Agreement, as amended.

During the thirteen weeks ended March 30, 2025, net cash used by financing activities increased by $0.6 million compared to the same period in 2024. The increase was primarily due to lower net borrowings of $10.0 million on our 2021 Credit Agreement, as amended, a $0.2 million increase related to the 2024 Repurchase Program and a $0.1 million decrease in proceeds received from issuance of common stock under our ESPP, partially offset by a $9.0 million decrease in repayments on our revolving facility, a $0.4 million increase in finance lease payments and a $0.3 million decrease in withholding tax payments related to vesting of RSUs.

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments as disclosed in our 2024 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2024 10-K and the notes to the audited consolidated financial statements appearing elsewhere in our 2024 10-K. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 2024 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our exposure to market risk from that discussed in our 2024 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2024 10-K. Set forth below are material changes to an existing risk factor previously disclosed in the 2024 10-K. Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the 2024 10-K.

International trade disputes and tariffs imposed by the United States and/or other countries’ governments or a global trade war could adversely impact our business.

A predominant portion of the merchandise we sell is originally manufactured in countries other than the United States, including China and Mexico. International trade disputes that result in tariffs and other protectionist or retaliatory measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. For example, on April 4, 2025, a global reciprocal tariff program was announced, establishing a minimum 10% tariff on most imported goods. Certain country-specific tariffs significantly increased, reaching 145% on Chinese imports and 125% on certain United States goods imported into China. However, on May 12, 2025, the United States and China reached a 90-day agreement to substantially reduce these tariffs and allow for further negotiations. These tariffs may be increased in the future or additional tariffs may be imposed on imports from China or other countries, including additional countries where our products are manufactured or sourced from. The imposition or increase of any such tariffs would likely increase the cost of our merchandise and negatively impact our operating results. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. We are working with our current suppliers to mitigate our exposure to current or potential tariffs and seeking opportunities to engage other suppliers, but there can be no assurance that we will be able to offset any increased costs or secure other suppliers. It is also possible one or more of these suppliers may suffer disruptions in their business or experience significant increases in the cost of their goods or services sold due to factors beyond their control, including changes in the import and export policies, including trade restrictions, new or increased tariffs, sanctions and countersanctions. Further, we may have to increase prices for our customers, which could reduce the competitiveness of our products and adversely affect sales.

Other countries may also change their business and trade policies in anticipation of or in response to the United States’  and/or other countries’ increased import tariffs and other changes in international trade policy and regulations already enacted or that may be enacted in the future. In addition to the general uncertainty and overall risk from potential changes in trade laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases during the thirteen weeks ended March 30, 2025 is set forth in the table below.

			Total Number of	Maximum Dollar Value
	Total Number	Weighted	Shares Purchased	of Shares that May Yet
	of Shares	Average Price	as Part of the	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Publicly Announced Plan	the Plan
December 30, 2024 through February 2, 2025	178,484	$ $ 1.02	178,484	$1,822,357
February 3, 2025 through March 2, 2025	63,584	$ $ 0.90	63,584	$1,765,142
March 3, 2025 through March 30, 2025	-	$-	-	$1,765,142

(1)	On May 8, 2024, the Company's Board of Directors announced that it authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. All shares repurchased during the thirteen weeks ended March 30, 2025 were repurchased in open market transactions pursuant to the Company’s 2024 Repurchase Program and a 10b5-1 purchase plan entered into by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to the Company's Non-Employee Director Compensation Program

On April 28, 2025 the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved an amendment to the Company's Non-Employee Director Compensation Program to (i) eliminate the additional annual RSU award for the Non-Employee Board Chair and increase the applicable cash retainer to $75,000 for the Non-Employee Board Chair, (ii) provide that each award of RSUs may be limited by a share price floor established from time to time by the Compensation Committee, (iii) permit the Compensation Committee to annually determine whether to allow Non-Employee directors to elect to convert all or a portion of their annual retainers into awards of RSUs, (iv) allow for Non-Employee Directors to waive their right to receive compensation under the Non-Employee Director Compensation Program entirely or for a specific period, and (v) permit for cash to be paid in lieu of any RSU grant or portion of any RSU grant under the Non-Employee Director Compensation Program and provide for flexibility relating to the timing of any cash payment or award of RSUs as the Compensation Committee may deem appropriate.

The full text of the Fourth Amendment to the Company's Non-Employee Director Compensation Program is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated hereto by reference.

One-Time Cash Payment to Directors in Lieu of 2025 Annual RSU Awards

After evaluating the potential dilutive impact of the non-employee director RSU awards pursuant to the Company’s Amended Non-Employee Director Compensation Program, on May 1, 2025, the Board approved a one-time, cash payment of $50,000 to each eligible non-employee director in lieu of his or her $100,000 fiscal year 2025 annual RSU award. This cash payment will be payable on the date of the 2026 annual meeting of stockholders, subject to each non-employee director’s continued service on the Board of Directors through such payment date.

Securities Trading Plans of Directors and Executive Officers

During the thirteen weeks ended March 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	Fourth Amendment to Credit Agreement, dated as of March 27, 2025, among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Parent, LLC, Bank of America, N.A. and the lenders party thereto.	10-K	001-41059	10.36	03/27/2025
10.2	Fourth Amendment to Lulu’s Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program.					*
10.3+	Fourth Amendment to Lease, dated as of May 7, 2025, between Chrin-Carson Development, LLC and the Registrant.					*
10.4+	Lease Termination Agreement, dated as of May 8, 2025, between Hegan Lane Partnership and Lulu’s Fashion Lounge, LLC.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

+ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: May 14, 2025	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Tiffany R. Smith
Tiffany R. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)