Form 10-Q
period 2025-06-29
Lulu's Fashion Lounge Holdings, Inc.
filed 2025-08-13
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LVLU	Nasdaq Capital Market

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

As of August 8, 2025, there were 2,748,930 shares of the registrant’s common stock, par value $0.001, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective as of the opening of business on July 7, 2025.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, and our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 29,	December 29,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,534	$4,460
Accounts receivable	3,325	2,158
Inventory, net	37,349	34,036
Assets for recovery	4,020	2,383
Income tax refund receivable, net	1,149	4,177
Prepaids and other current assets	4,219	4,287
Total current assets	51,596	51,501
Property and equipment, net	3,026	3,642
Goodwill	7,056	7,056
Tradename	18,509	18,509
Intangible assets, net	2,650	2,762
Lease right-of-use assets	17,471	24,030
Other noncurrent assets	652	698
Total assets	$100,960	$108,198

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,403	$10,991
Accrued expenses and other current liabilities	27,717	15,985
Returns reserve	16,530	9,765
Stored-value card liability	19,927	17,883
Revolving line of credit	5,750	13,090
Lease liabilities, current	6,402	6,611
Total current liabilities	82,729	74,325
Lease liabilities, noncurrent	13,073	19,653
Other noncurrent liabilities	905	852
Total liabilities	96,707	94,830
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; 2,878,213 and 2,804,542 shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively(1)	43	42
Additional paid-in capital	264,932	262,313
Accumulated deficit	(259,484)	(248,491)
Treasury stock, at cost, 112,092 shares and 22,621 shares as of June 29, 2025 and December 29, 2024, respectively(1)	(1,238)	(496)
Total stockholders' equity	4,253	13,368
Total liabilities and stockholders' equity	$100,960	$108,198

(1)	Shares have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 2, Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
Net revenue	$81,520	$91,966	$145,675	$169,225
Cost of revenue	44,588	50,083	82,902	94,696
Gross profit	36,932	41,883	62,773	74,529
Selling and marketing expenses	21,993	24,914	37,908	42,607
General and administrative expenses	17,562	21,436	35,606	42,547
Loss from operations	(2,623)	(4,467)	(10,741)	(10,625)
Interest expense	(856)	(270)	(1,433)	(653)
Other income, net	546	272	1,169	498
Loss before benefit (provision) for income taxes	(2,933)	(4,465)	(11,005)	(10,780)
Income tax benefit (provision)	(62)	(6,331)	12	(5,752)
Net loss and comprehensive loss	(2,995)	(10,796)	(10,993)	(16,532)

Basic loss per share(1)	$(1.08)	$(3.92)	$(3.94)	$(6.02)
Diluted loss per share(1)	$(1.08)	$(3.92)	$(3.94)	$(6.02)
Basic weighted-average shares outstanding(1)	2,782,417	2,757,119	2,787,924	2,745,877
Diluted weighted-average shares outstanding(1)	2,782,417	2,757,119	2,787,924	2,745,877

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 2, Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Twenty-Six Weeks Ended June 29, 2025
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity
Balance as of December 29, 2024	2,804,542	$42	$262,313	$(248,491)	(22,621)	$(496)	$13,368
Issuance of common stock for vesting of restricted stock units ("RSUs")	59,730	1	—	—	—	—	1
Issuance of common stock for employee stock purchase plan ("ESPP")	3,951	—	88	—	—	—	88
Shares withheld for withholding tax on RSUs	(16,176)	—	(130)	—	—	—	(130)
Equity-based compensation	—	—	1,462	—	—	—	1,462
Repurchase of common stock	—	—	—	—	(16,138)	(239)	(239)
Net loss and comprehensive loss	—	—	—	(7,998)	—	—	(7,998)
Balance as of March 30, 2025	2,852,047	$43	$263,733	$(256,489)	(38,759)	$(735)	$6,552
Issuance of common stock for vesting of RSUs	38,859	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(12,693)	—	(79)	—	—	—	(79)
Equity-based compensation	—	—	1,278	—	—	—	1,278
Repurchase of common stock	—	—	—	—	(73,333)	(503)	(503)
Net loss and comprehensive loss	—	—	—	(2,995)	—	—	(2,995)
Balance as of June 29, 2025	2,878,213	$43	$264,932	$(259,484)	(112,092)	$(1,238)	$4,253

	For the Twenty-Six Weeks Ended June 30, 2024
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity
Balance as of December 31, 2023	2,707,880	$41	$254,116	$(193,205)	—	$—	$60,952
Issuance of common stock for vesting of RSUs	65,564	—	—	—	—	—	—
Issuance of common stock for ESPP	3,470	—	167	—	—	—	167
Shares withheld for withholding tax on RSUs	(26,447)	—	(660)	—	—	—	(660)
Forfeited shares of restricted stock	(69)	—	—	—	—	—	—
Equity-based compensation	—	—	3,023	—	—	—	3,023
Net loss and comprehensive loss	—	—	—	(5,736)	—	—	(5,736)
Balance as of March 31, 2024	2,750,398	$41	$256,646	$(198,941)	—	$—	$57,746
Issuance of common stock for vesting of RSUs	38,380	1	—	—	—	—	1
Issuance of common stock under 2023 Bonus Plan	6,373	—	10	—	—	—	10
Shares withheld for withholding tax on RSUs	(10,067)	—	(280)	—	—	—	(280)
Shares withheld for withholding tax on 2023 Bonus Plan	(2,425)	—	(54)	—	—	—	(54)
Equity-based compensation	—	—	2,171	—	—	—	2,171
Repurchase of common stock	—	—	—	—	(3,190)	(87)	(87)
Net loss and comprehensive loss	—	—	—	(10,796)	—	—	(10,796)
Balance as of June 30, 2024	2,782,659	$42	$258,493	$(209,737)	(3,190)	$(87)	$48,711

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 2, Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(10,993)	$(16,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,628	2,710
Noncash lease expense	2,300	1,956
Gain on lease modification	(92)	—
Gain on lease termination	(229)	—
Amortization of debt discount and debt issuance costs	314	78
Loss on disposal of property and equipment	2	—
Equity-based compensation expense	2,756	4,128
Deferred income taxes	—	3,802
Changes in operating assets and liabilities:
Accounts receivable	(1,167)	(244)
Inventories	(3,313)	(2,195)
Assets for recovery	(1,637)	(533)
Income taxes (receivable) payable	3,028	(50)
Prepaid and other current assets	(282)	(373)
Accounts payable	(4,588)	2,980
Accrued expenses and other current liabilities	20,455	15,221
Operating lease liabilities	(2,268)	(1,928)
Other noncurrent liabilities	52	1,617
Net cash provided by operating activities	6,966	10,637
Cash Flows from Investing Activities
Capitalized software development costs	(810)	(738)
Purchases of property and equipment	(276)	(885)
Other	33	—
Net cash used in investing activities	(1,053)	(1,623)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	—	20,000
Repayments on revolving line of credit	(7,340)	(28,000)
Proceeds from issuance of common stock under ESPP	88	167
Principal payments on finance lease obligations	(636)	(1,056)
Withholding tax payments related to vesting of RSUs and 2023 Bonus Plan	(209)	(763)
Repurchase of common stock	(742)	(87)
Net cash used in financing activities	(8,839)	(9,739)
Net decrease in cash and cash equivalents	(2,926)	(725)
Cash and cash equivalents at beginning of period	4,460	2,506
Cash and cash equivalents at end of period	$1,534	$1,781
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2025	2024
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$(3,093)	$386
Interest	$1,161	$593
Operating leases	$2,842	$2,800
Finance leases	$667	$1,110

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assets acquired under finance lease obligations	$—	$31
Purchases of property and equipment included in accounts payable and accrued expenses	$3	$262
Capitalized software development costs included in accrued expenses	$72	$—
Remeasurement of operating lease right-of-use assets for lease modification	$3,527	$—
Derecognition of operating lease liabilities and right-of-use assets upon lease termination	$342	$—

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

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, tariffs or bans, world events, wars and domestic and international conflicts, existing and future laws, regulations, directives and executive orders, and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirteen and twenty-six weeks ended June 29, 2025, the Company incurred net losses of $3.0 million and $11.0 million, respectively. As of June 29, 2025, the Company had $1.5 million in cash and cash equivalents and $5.8 million in outstanding amounts under the credit agreement with Bank of America for the Company’s revolving facility (“2021 Credit Agreement”), as amended, classified within total current liabilities. During the twenty-six weeks ended June 29, 2025, the Company did not borrow any amount under the 2021 Credit Agreement, as amended, and repaid $7.3 million of the outstanding balance. See Note 5, Debt in the accompanying Notes to the Condensed Consolidated Financial Statements for further information on the 2021 Credit Agreement, as amended.

The Company is actively seeking alternative debt financing and continuing to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet its obligations as needed.  While the Company is currently negotiating a new asset-based revolving credit facility, there can be no assurances that the Company will be able to close such credit facility in a timely manner on acceptable terms, if at all. As the ability to raise additional debt financing is outside of management’s control, the Company cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, the Company has concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

As further discussed in the Reverse Stock Split section below, all per share amounts and common stock amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 29, 2025 and its results of operations for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 and its cash flows for the twenty-six weeks ended June 29, 2025 and June 30, 2024. The results of operations for the twenty-six weeks ended June 29, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2025 or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2025.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of June 29, 2025, a single wholesale customer represented 10% of the Company’s accounts receivable balance. As of December 29, 2024, no single customer represented greater than 10% of the Company’s accounts receivable balance. No single customer accounted for greater than 10% of the Company’s net revenue during the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024.

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns and promotions. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 29, 2024	$50	$17,883
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,953)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	163	3,082
Balance as of March 30, 2025	163	19,012
Revenue recognized that was included in contract liability balance at the beginning of the period	(163)	(1,022)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	44	1,937
Balance as of June 29, 2025	44	19,927

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 31, 2023	$50	$13,142
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,549)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	230	1,616
Balance as of March 31, 2024	230	13,209
Revenue recognized that was included in contract liability balance at the beginning of the period	(230)	(1,042)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	89	2,976
Balance as of June 30, 2024	89	15,143

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $17.6 million and $20.0 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively and $29.6 million and $33.1 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed using net loss attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders represents net loss attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding. Due to the net loss for all periods presented, no potentially dilutive securities had an impact on diluted loss per share for any period.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Stock options	10,760	10,760	10,760	10,760
Unvested restricted stock	—	609	—	609
RSUs	172,513	288,531	172,513	288,531
PSUs	167,438	144,105	167,438	144,105
ESPP shares	16,060	6,918	16,060	6,918
Total	366,771	450,923	366,771	450,923

2024 Stock Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen and twenty-six weeks ended June 29, 2025, we repurchased 73,333 shares and 89,471 shares of common stock, respectively, in open market transactions pursuant to a 10b5-1 purchase plan.

As of June 29, 2025, $1.3 million remained available under the 2024 Repurchase Program authorization. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. The 2024 Stock Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

The table below summarizes the share repurchase activity during the thirteen and twenty-six weeks ended June 29, 2025 under our 2024 Repurchase Program (as defined below):

				Maximum Dollar Value
	Total Number	Weighted-	Aggregate	of Shares that May Yet
	of Shares	Average Price	Purchase	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Price (2)	the Plan
Thirteen weeks ended March 30, 2025	16,138	$14.82	$239,120	$1,765,142
Thirteen weeks ended June 29, 2025	73,333	$6.86	$503,377	$1,261,765
Twenty-six weeks ended June 29, 2025	89,471		$742,497

(1)	The shares of common stock were purchased in open market transactions pursuant to a 10b5-1 purchase plan entered into by the Company.

(2)	Amount includes broker commissions.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of June 29, 2025 and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. As a result, there was no impairment related to the goodwill, tradename, and intangible assets recorded during the thirteen and twenty-six weeks ended June 29, 2025.

Reverse Stock Split

On June 11, 2025, the Company’s Board of Directors approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share. On June 26, 2025, the Company filed a Certificate of Amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. As a result, each stockholder of record on June 26, 2025 received one share of common stock for every fifteen shares held on the record date. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares of common stock not evenly divisible by the Reverse Stock Split ratio, received such number of shares of common stock rounded up to the nearest whole number. All share, equity award, and per share amounts presented herein have been retroactively adjusted to reflect this Reverse Stock Split, as applicable. The Reverse Stock Split was effective for purposes of trading on the Nasdaq Capital Market as of the opening of business on July 7, 2025.

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

In July 2025, FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with practical expedient of developing reasonable and supportable forecasts as part of estimating expected credit losses, that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently evaluating this pronouncement to determine its impact on our financial statements and related disclosures.

3.Fair Value Measurements

The Company measures its cash and cash equivalents, accounts payable, accounts receivable, accrued expenses, and revolving line of credit at fair value. As of June 29, 2025 and December 29, 2024, the carrying values of cash and cash equivalents, accounts payable, and accrued expenses and other current liabilities approximated their fair value, due to their short-term maturities. As of June 29, 2025, the fair value of the Company’s revolving line of credit approximated its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximated market rates currently available to the Company. See Note 5, Debt in the accompanying Notes to the Condensed Consolidated Financial Statements for more details. The Company classifies these investments within Level 1 of the fair value hierarchy because inputs are unadjusted and based on quoted prices in active markets.

Goodwill, tradename, and intangible assets are measured at fair value on a non-recurring basis. The Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of June 29, 2025 and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit and that no impairment related to the goodwill, tradename and intangible assets existed.

The Company does not have any financial instruments that were determined to be Level 3. There were no transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	June 29,	December 29,
	in Years	2025	2024
Leasehold improvements	1 – 6	$3,619	$5,011
Equipment	3 – 7	3,512	3,799
Furniture and fixtures	3 – 7	1,738	1,698
Total property and equipment		8,869	10,508
Less: accumulated depreciation and amortization		(5,843)	(6,866)
Property and equipment, net		$3,026	$3,642

Depreciation and amortization of property and equipment was $0.8 million for each of the thirteen weeks ended June 29, 2025 and June 30, 2024, and $1.6 million for each of the twenty-six weeks ended June 29, 2025 and June 30, 2024.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 29,	December 29,
	2025	2024
Accrued compensation and benefits	$4,316	$5,707
Accrued marketing	9,016	2,364
Accrued inventory	9,202	4,353
Accrued freight	2,656	1,897
Other	2,527	1,664
Accrued expenses and other current liabilities	$27,717	$15,985

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

On March 27, 2025, the Company entered into a fourth amendment to the 2021 Credit Agreement (the “Fourth Credit Amendment”). The Fourth Credit Amendment provided a limited waiver for the Company to comply with the financial covenants for the period of four fiscal quarters ended on or about December 31, 2024. It also suspended measurement of the Consolidated Total Leverage Ratio and Consolidated Fixed Charge Covenant Ratio for the fiscal quarter ended on or about March 31, 2025. Pursuant to the Fourth Credit Amendment, the Revolving Commitment reduced from $10 million to $7.5 million on April 30, 2025 and to $6 million on May 31, 2025. The Fourth Credit Amendment prohibits the Company from requesting any further borrowings under the 2021 Credit Agreement, as amended. The Fourth Credit Amendment includes a timeline of milestones for a refinancing transaction with a third-party lender and contemplates a refinancing on or before June 15, 2025, and limits the Company’s ability to further enter into certain transactions, including certain liens, dispositions, investments, debt and restricted payments. The Fourth Credit Amendment also requires the payment of the remaining portion of the consent fee payable under the Third Credit Amendment and increases the interest rates payable under the 2021 Credit Agreement, as amended, for periods commencing on or after March 27, 2025, as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of (i) 6% (increased from 5%). Although the Company has secured these limited waivers, the Company cannot guarantee that it will be able to satisfy all of the necessary conditions or that it will not incur another covenant violation in the future.

On June 23, 2025, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) related to the 2021 Credit Agreement, as amended, with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and Swing Line Lender and an L/C Issuer (the “Lenders”). Pursuant to the terms of the Forbearance Agreement, the Administrative Agent and Lenders agreed that they would forbear, during the Forbearance Period (as defined below), from exercising any and all rights and remedies with respect to or arising out of the events of default that occurred as a result of the Company’s failure to comply with certain Refinancing Transaction Milestones by the specified dates under Sections 6.19(a), (c) and (d) of the 2021 Credit Agreement, as amended (collectively, the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

“Acknowledged Defaults”). The forbearance period (the “Forbearance Period”) under the Forbearance Agreement will expire on the earliest date that one of the following events occurs: (a) any Event of Default other than an Event of Default constituting the Acknowledged Defaults; (b) the breach by the Borrower of any covenant or provision of the Forbearance Agreement; or (c) 11:59 p.m. (Eastern time) on August 15, 2025 (the “Forbearance Termination Events”). Under the terms of the Forbearance Agreement, the Refinancing Transaction Milestones shall be due on the Maturity Date. Additionally, during the Forbearance Period, the minimum liquidity otherwise required to be maintained pursuant to the 2021 Credit Agreement, as amended, is $1,000,000. Pursuant to the Forbearance Agreement, the Company also agreed to provide additional financial and operational reports to the Administrative Agent during the Forbearance Period, including monthly unaudited financial statements and reports related to accounts receivable, accounts payable and inventory. The Forbearance Agreement also provides for mandatory prepayments in the event that Total Revolving Outstandings exceed the difference of 55% of the net book value of inventory less 50% of the store value credit liability. The Company will pay a one-time forbearance fee of $100,000 (the “Forbearance Fee”), fully earned and non-refundable as of the Effective Date and payable in immediately available funds upon the earlier of (a) the Maturity Date, and (b) the occurrence of a Forbearance Termination Event; provided, that, if all Obligations (other than the Forbearance Fee) have been paid in full on or prior to the Maturity Date, the Forbearance Fee shall be cancelled and waived.

On August 11, 2025, the Company entered into an Amendment to the Forbearance Agreement and Fifth Amendment to the 2021 Credit Agreement, as amended (the “Forbearance Amendment”) with the Administrative Agent and Lenders. Pursuant to the terms of the Forbearance Amendment, the Administrative Agent and Lenders agreed to amend the definition of “Forbearance Termination Event” set forth in the Forbearance Agreement to replace “August 15, 2025” with “August 22, 2025”. The Forbearance Amendment also amended the definition of “Maturity Date” set forth in the 2021 Credit Agreement, as amended, to replace “August 15, 2025” with “August 22, 2025”. The Company is currently negotiating a new asset-based revolving credit facility.

All capitalized terms used above and not otherwise defined herein are defined in the 2021 Credit Agreement, as amended.

During the twenty-six weeks ended June 29, 2025, the Company did not borrow any amount under the 2021 Credit Agreement, as amended, and repaid $7.3 million of the outstanding balance. As of June 29, 2025, the Company had $0.2 million in letters of credit outstanding. The effective interest rate on the $5.8 million outstanding balance as of June 29, 2025, was 41.3% and 21.5% during the thirteen and twenty-six weeks ended June 29, 2025, respectively, which was inclusive of $0.7 million in one-time fees related to the 2021 Credit Agreement, as amended. As of June 29, 2025, the weighted-average interest rate was 10.4%.

Amounts borrowed under the 2021 Credit Agreement, as amended, are collateralized by all assets of the Company.  The 2021 Credit Agreement, as amended, contains various financial and non-financial covenants for reporting, protecting and obtaining adequate insurance coverage for assets collateralized and for coverage of business operations, and complying with requirements, including the payment of all necessary taxes and fees for all federal, state, and local government entities.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan using the effective interest method. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2021 Credit Agreement, as amended, are included in prepaids and other current assets in the condensed consolidated balance sheets. As of June 29, 2025 and December 29, 2024, unamortized debt issuance costs recorded within prepaids and other current assets were $0.2 million and $0.1 million, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.Leases

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through December 2031, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. In early 2025 the Company consolidated two of its distribution facilities by moving operations from its former distribution facility in Chico, California to its existing distribution facility in Ontario, California. During the thirteen weeks ended March 30, 2025, the Company modified the terms and discount rate of two of its operating leases. As a result of the modification, the Company derecognized the related right-of-use asset and lease liability of $3.1 million and $3.2 million, respectively. The modification resulted in the recognition of a gain of $0.1 million. During the thirteen weeks ended June 29, 2025, the Company terminated the lease agreement for one of its leases located in Chico, California. As a result of the termination, the Company derecognized the remaining lease liability of $0.4 million, resulting in a gain of $0.2 million. Termination penalties of $0.2 million, net of deposits, were included in accrued expenses and other current liabilities and subsequently paid before the period ended June 29, 2025. During the thirteen weeks ended June 29, 2025, the Company also reassessed the lease terms and discount rates of two of its leases. As a result of the modification, the Company derecognized the lease liability of $0.4 million and the corresponding right-of-use asset, with no impact to the condensed consolidated statement of operations.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029.

As of June 29, 2025, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2025 remaining 6 months	$2,954	$1,096	$4,050
2026	5,755	346	6,101
2027	5,666	84	5,750
2028	5,502	13	5,515
2029	—	2	2
Thereafter	—	—	—
Total undiscounted lease payments	19,877	1,541	21,418
Present value adjustment	(1,907)	(36)	(1,943)
Total lease liabilities	17,970	1,505	19,475
Less: lease liabilities, current	(5,121)	(1,281)	(6,402)
Lease liabilities, noncurrent	$12,849	$224	$13,073

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of June 29, 2025, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors and officers. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

8.Stockholders’ Equity

Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 250,000,000 shares of common stock having a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of June 29, 2025, the Company has reserved 10,760 shares of common stock for issuance upon the exercise of stock options, and 205,900 shares of common stock available for future issuance under the Lulu’s Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”), and 83,422 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), as adjusted on a retroactive basis for the Reverse Stock Split. Refer to Note 2, Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details. Both equity plans are further described below.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 29, 2025 and December 29, 2024, no shares of preferred stock were issued or outstanding.

Equity-Based Compensation

Omnibus Equity Plan and Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company adopted the Omnibus Equity Plan and ESPP.

Under the Omnibus Equity Plan, incentive awards may be granted to employees, directors, and consultants of the Company. The Company initially reserved 247,933 shares of common stock, for future issuance under the Omnibus Equity

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Plan, including any shares subject to awards under the 2021 Equity Incentive Plan (the “2021 Equity Plan”) that are forfeited or lapse unexercised. The number of shares reserved for issuance under the Omnibus Equity Plan automatically increases on the first day of each fiscal year, starting in 2022 and continuing through 2031, by a number of shares equal to (a) 4% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s Board of Directors.

Under the ESPP, the Company initially reserved 49,587 shares of common stock, for future issuance. The number of shares of common stock reserved for issuance automatically increases on the first day of each fiscal year beginning in 2022 and ending in 2031, by a number of shares equal to (a) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s Board of Directors.

On April 1, 2022, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 394,736 shares of the Company’s common stock, inclusive of 102,456 shares and 25,614 shares associated with automatic increases that occurred on January 3, 2022 under the Omnibus Equity Plan and ESPP, respectively. This registration also included 213,333 and 53,333 shares for the Omnibus Equity Plan and the ESPP, respectively, representing two years’ worth of estimated future automatic increases in availability for these plans.

On June 29, 2023, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 133,333 shares of the Company's common stock under the Omnibus Equity Plan corresponding to the increase in shares approved by stockholders at the 2023 annual meeting of stockholders.

As of June 29, 2025, the Company had 205,900 shares and 83,422 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and twenty-six weeks ended June 29, 2025, and June 30, 2024, equity-based compensation expense related to our ESPP was immaterial. During the thirteen weeks ended March 30, 2025 and March 31, 2024, the Company issued 3,951 shares and 3,470 shares, respectively, pursuant to the ESPP six-month purchase periods ended February 25, 2025 and February 26, 2024, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen weeks ended June 29, 2025, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	84.72 to 85.54%
Risk-free interest rate	4.12 to 4.28%
Dividend yield	-
Weighted-average fair value per share of ESPP awards granted	$0.17 to 0.33

Equity-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

2021 Equity Plan

During April 2021, the Company’s Board of Directors adopted the 2021 Equity Plan. The 2021 Equity Plan provided for the issuance of incentive stock options, restricted stock, restricted stock units and other equity-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan was 61,667 shares. The options outstanding under the 2021 Equity Plan expire ten years from the date of grant. The Company issues new shares of common stock to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

Stock Options

A summary of stock option activity, is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 29, 2024	10,760	$170.25	6.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of June 29, 2025	10,760	$170.25	5.79
Exercisable as of June 29, 2025	10,760	$170.25	5.79	$—
Vested and expected to vest as of June 29, 2025	10,760	$170.25	5.79	$—

The Company had no equity-based compensation expense or unrecognized compensation cost related to stock options during the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024.

Restricted Stock and Restricted Stock Units (“RSUs”)

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received approximately 130,940 shares of common stock, comprised of approximately 102,420 shares of vested common stock and approximately 28,520 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP were subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recognized the final $0.3 million of equity-based compensation expense related to exchanged restricted stock during 2024. As of December 29, 2024, the exchanged restricted stock was settled in fully-vested shares of the Company.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 20, 2025, Mark Vos, the Company’s President and Chief Information Officer, and Laura Deady Holt, the Company’s Chief Merchandising Officer, received grants of 24,000 RSUs and 3,333 RSUs, respectively, pursuant to their respective employment agreements and RSU Award Agreements, which vest in equal, quarterly installments on the last day of each calendar quarter, starting on March 31, 2025, and are subject to continued service requirements. On March 20, 2025, the Company granted a total of 3,649 RSUs, to certain employees, which vest in equal installments over a three-year service period.

On April 28, 2025 the Compensation Committee of the Company approved an amendment to the Company's Non-Employee Director Compensation Program to (i) eliminate the additional annual RSU award for the Non-Employee Board Chair and increase the applicable cash retainer to $75,000 for the Non-Employee Board Chair, (ii) provide that each award of RSUs under the Omnibus Equity Plan may be limited by a share price floor established from time to time by the Compensation Committee, (iii) permit the Compensation Committee to annually determine whether to allow Non-Employee directors to elect to convert all or a portion of their annual retainers into awards of RSUs, (iv) allow for Non-Employee Directors to waive their right to receive compensation under the Non-Employee Director Compensation Program entirely or for a specific period, and (v) permit for cash to be paid in lieu of any RSU grant or portion of any RSU grant under the Non-Employee Director Compensation Program and provide for flexibility relating to the timing of any cash payment or award of RSUs as the Compensation Committee may deem appropriate.

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

The Company recognized equity-based compensation expense related to RSUs of $1.1 million and $2.3 million during the thirteen and twenty-six weeks ended June 29, 2025, respectively, and $1.7 million and $3.3 million during the thirteen and twenty-six weeks ended June 30, 2024, respectively. As of June 29, 2025, the unrecognized equity-based compensation expense is $4.6 million and will be recognized over a weighted-average period of 1.38 years.

The following table summarizes the roll forward of unvested RSUs during the twenty-six weeks ended June 29, 2025:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 29, 2024	243,582	$39.20
RSUs granted	33,132	7.83
RSUs vested	(98,589)	34.59
RSUs forfeited	(5,612)	28.70
Balance at June 29, 2025	172,513	$36.15

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Stock Units (“PSUs”)

On March 20, 2025, Mark Vos, received a grant of 20,000 PSUs, which vest on the date when both of the following have occurred: (i) Performance Achievement: the Volume-Weighted-Average Price (“VWAP”) of the Company’s common stock over trailing 10 trading days equals or exceeds $150.00, as adjusted for the Reverse Stock Split, on a date when Mr. Vos remains employed by the Company or within 90 days following termination of Mr. Vos' employment; and (ii) Service Achievement: Mr. Vos remains employed with the Company through December 31, 2025. On March 20, 2025, Laura Deady Holt also received a grant of 3,333 PSUs, which vest on the date when both of the following have occurred, provided that Ms. Deady Holt remains employed with the Company through such date: (i) the Company files a Form 10-Q or Form 10-K with the SEC indicating that the Company has trailing twelve months’ net revenue that is at least $150 million more than the Company’s net revenue in the fiscal year ended December 31, 2023 and (ii) the second anniversary of Ms. Holt's start date has occurred.

The Company recognized equity-based compensation expense of $0.1 million and $0.4 million during the thirteen and twenty-six weeks ended June 29, 2025, and $0.4 million and $1.0 million during the thirteen and twenty-six weeks ended June 30, 2024, related to the PSUs. As of June 29, 2025, the unrecognized equity-based compensation expense is $0.4 million for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.08 years.

The following table summarizes the roll forward of unvested PSUs during the twenty-six weeks ended June 29, 2025:

		Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 29, 2024	144,105	$37.71
PSUs granted	23,333	4.05
PSUs vested	—	—
PSUs forfeited	—	—
Balance at June 29, 2025	167,438	$33.02

9.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the benefit for income taxes (in thousands):

	Thirteen Weeks Ended
	June 29,	June 30,
	2025	2024
Loss before provision for income taxes	$(2,933)	$(4,465)
Provision for income taxes	(62)	(6,331)
Effective tax rate	2.1%	141.8%

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2025	2024
Loss before benefit (provision) for income taxes	$(11,005)	$(10,780)
Benefit (provision) for income taxes	12	(5,752)
Effective tax rate	(0.1)%	53.4%

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s benefit (provision) for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For fiscal year 2025, due to the uncertain and evolving impacts related to tariffs, the Company believed that using the year-to-date actual operating result was more reasonable. As such, beginning with the thirteen weeks ended March 30, 2025, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting.

For the thirteen and twenty-six weeks ended June 29, 2025, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to the valuation allowance against its deferred tax assets as the Company could not provide sufficient positive evidence that the deferred taxes will be more-likely-than-not realized in the future. For the thirteen and twenty-six weeks ended June 30, 2024, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to the establishment of the valuation allowance against its deferred tax assets.

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, the Company weighs all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"), was enacted. The OBBBA legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 29, 2025, as enactment occurred after the close of the quarter. The Company is currently evaluating the potential impact on future effective tax rate, tax liabilities and cash taxes.

10.Related Party Transactions

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

11.Segment Reporting

All long-lived assets are located in the United States and substantially all revenue is attributable to customers based in the United States. International sales are not significant.

The Company has one reportable segment related to the sale of merchandise directly to end customers. When evaluating the Company’s financial performance and making strategic decisions, the Chief Operating Decision Maker (“CODM”) focuses their review of expenses incurred by the nature of those expenses. The measurement of segment assets is reported on the condensed consolidated balance sheet as total condensed consolidated assets. All assets, liabilities, cash flows, revenue and expenses are reported in the Company’s one reportable segment.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024

Net revenue	$81,520	$91,966	$145,675	$169,225
Less:
Cost of revenue	44,588	50,083	82,902	94,696
Employee expenses (excluding equity-based compensation expense)	12,146	13,694	23,939	27,389
Equity-based compensation expense	1,282	2,194	2,756	4,128
Advertising expenses	17,582	20,025	29,590	33,068
Other net costs (1)	7,365	9,474	14,761	18,706
Depreciation and amortization (2)	634	694	1,299	1,367
Interest expense	856	269	1,433	653
Income tax provision (benefit)	62	6,329	(12)	5,750
Segment net loss	$(2,995)	$(10,796)	$(10,993)	$(16,532)

(1)	Other net costs include professional services fees, other selling costs, other general and administrative costs, technology and software costs, facilities costs, interest income, non-operating income and expenses, and other immaterial expenses that do not align with the separately presented expense categories.
(2)	Excludes depreciation expense related to distribution facilities recorded in cost of revenue.

12.Subsequent Events

Compliance with Nasdaq Continued Listing Standards

The Company was previously notified on February 27, 2025 that it was not in compliance with Nasdaq Listing Rule 5450(a)(1) because its common stock had failed to maintain a minimum bid price of $1.00 per share for a period of thirty (30) consecutive business days.

On July 21, 2025, the Company received a notice (the “Nasdaq Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market.

Pursuant to the Nasdaq Notice, Nasdaq notified the Company that for 10 consecutive business days from July 7 to July 18, 2025, the closing bid price of the Company’s common stock was at $1.00 per share or greater, and as such, the Company has regained compliance with the Minimum Bid Price Requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (the “2024 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item I, Part 1A, “Risk Factors” in our 2024 10-K, Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 29, 2025. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

Recent Developments

Transfer to Nasdaq Capital Market

On May 27, 2025, we submitted an application for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market which was approved and became effective as of the opening of business on June 10, 2025.  The transfer to the Nasdaq Capital Market addressed a deficiency with the minimum of $10 million of stockholders’ equity required for continued listing on the Nasdaq Global Market. The Nasdaq Capital Market requires a minimum of $2.5 million of stockholders’ equity for continued listing.

Departure of Chief Financial Officer

On May 30, 2025, Tiffany R. Smith notified us of her decision to resign as Chief Financial Officer, effective June 30, 2025 (the “Transition Date”). Following the Transition Date, Ms. Smith continued to serve in an advisory position with us through the filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2025, to ensure an orderly transition of her duties. Ms. Smith’s resignation was for personal reasons and did not arise from any disagreement on any matter relating to the operations, policies, financial results or accounting practices of the Company. Our Board of Directors is conducting a search process with the assistance of a leading executive search firm to identify our next Chief Financial Officer.  In the interim, our Board of Directors appointed Crystal Landsem to serve as the Company’s Interim Chief Financial Officer, effective as of the Transition Date, and she will hold the position of Interim Chief Financial Officer until a successor Chief Financial Officer is appointed. For avoidance of doubt, Ms. Landsem will also continue to serve as Chief Executive Officer, a position she has held with the Company since March 6, 2023.

Reverse Stock Split

On June 11, 2025, the Company’s Board of Directors approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share. On June 26, 2025, the Company filed a Certificate of Amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. As a result, each stockholder of record on June 26, 2025 received one share of common stock for every fifteen shares held on the record date. All share, equity award, and per share amounts presented herein have been retroactively adjusted to reflect this Reverse Stock Split. The Reverse Stock Split was effective for purposes of trading on the Nasdaq Capital Market as of the opening of business on July 7, 2025.

Compliance with Nasdaq Continued Listing Standards

We were previously notified on February 27, 2025 that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because our common stock had failed to maintain a minimum bid price of $1.00 per share for a period of thirty (30) consecutive business days.

Pursuant to the Nasdaq Notice, Nasdaq notified us that for 10 consecutive business days from July 7 to July 18, 2025, the closing bid price of our common stock was at $1.00 per share or greater, and as such, we had regained compliance with the Minimum Bid Price Requirement.

On July 21, 2025, we received a notice (the “Nasdaq Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on The Nasdaq Capital Market.

Amendment to Forbearance Agreement and Fifth Amendment to 2021 Credit Agreement, As Amended

On August 11, 2025, we entered into the Forbearance Amendment with the Administrative Agent and Lenders. Pursuant to the terms of the Forbearance Amendment, the Administrative Agent and Lenders agreed to amend the definition of “Forbearance Termination Event” set forth in the Forbearance Agreement to replace “August 15, 2025” with “August 22, 2025”. The Forbearance Amendment also amended the definition of “Maturity Date” set forth in the 2021 Credit Agreement, as amended, to replace “August 15, 2025” with “August 22, 2025”. We are currently negotiating a new asset-based revolving credit facility.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, student loan repayment resumption, tariffs or bans, world events, wars and domestic and international conflicts, existing and future laws, regulations and directives and executive orders, and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirteen and twenty-six weeks ended June 29, 2025, the Company incurred net losses of $3.0 million and $11.0 million, respectively. As of June 29, 2025, we had $1.5 million in cash and cash equivalents and $5.8 million in outstanding amounts under the credit agreement with Bank of America for the Company’s revolving facility (“2021 Credit Agreement”), as amended, classified within total current liabilities. During the twenty-six weeks ended June 29, 2025, the Company did not borrow any amount under the 2021 Credit Agreement, as amended, and repaid  $7.3 million of the outstanding balance. See Note 5, Debt within the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the 2021 Credit Agreement, as amended.

We are actively seeking alternative debt financing and continuing to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed.  While we are currently negotiating a new asset-based revolving credit facility, there can be no assurances that we will be able to close such credit facility in a timely manner on acceptable terms, if at all. As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024

	(in thousands, except percentages and Average Order Value)
Gross Margin	45.3%	45.5%	43.1%	44.0%
Net loss	$(2,995)	$(10,796)	$(10,993)	$(16,532)
Adjusted EBITDA (1)	$482	$(207)	$(4,188)	$(2,866)
Adjusted EBITDA margin (1)	0.6%	(0.2)%	(2.9)%	(1.7)%
Active Customers	2,460	2,670	2,460	2,670
Average Order Value	$145	$143	$141	$143

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

Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net loss before interest expense, income taxes or benefit, depreciation and amortization adjusted to exclude the effects of equity-based compensation expense and other non-routine expenses. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

To supplement our condensed consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA,” “Adjusted EBITDA Margin” (collectively referred to as “Adjusted EBITDA”) and “Free Cash Flow” which are non-GAAP financial measures. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

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

Due to these limitations, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, and equity-based compensation. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net loss	$(2,995)	$(10,796)	$(10,993)	$(16,532)
Depreciation and amortization	1,277	1,371	2,628	2,710
Interest expense	856	270	1,433	653
Income tax provision (benefit)	62	6,331	(12)	5,752
Equity-based compensation expense (1)	1,282	2,194	2,756	4,128
Other non-routine expense (2)	—	423	—	423
Adjusted EBITDA	$482	$(207)	$(4,188)	$(2,866)
Net loss margin	(3.7)%	(11.7)%	(7.5)%	(9.8)%
Adjusted EBITDA margin	0.6%	(0.2)%	(2.9)%	(1.7)%

(1)	The thirteen and twenty-six weeks ended June 29, 2025 include equity-based compensation expense for performance stock units (“PSUs”) and restricted stock units (“RSUs”) granted during the period and prior periods. The thirteen and twenty-six weeks ended June 30, 2024 include equity-based compensation expense for PSUs and RSUs granted during the period and prior periods, as well as other equity-based awards granted in prior periods.

(2)	The thirteen and twenty-six weeks ended June 30, 2024 include non-routine expenses related to a legal reserve accrual net of an anticipated and contingent insurance receivable. See Note 7, Commitments and Contingencies - Litigation and Other, in the Notes to the Condensed Consolidated Financial Statements included in the Quarterly Report on Form 10-Q for the period ended June 30, 2024, for more information.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net cash provided by operating activities	$(1,356)	$3,690	$6,966	$10,637
Capitalized software development costs	(383)	(341)	(810)	(738)
Purchases of property and equipment	(136)	(323)	(276)	(885)
Free Cash Flow	$(1,875)	$3,026	$5,880	$9,014

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, Item 1A, “Risk Factors” in our 2024 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 29, 2025.

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended June 29, 2025, we served 2.5 million Active Customers compared to 2.7 million for the trailing 12 months ended June 30, 2024.

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

Income Tax Benefit (Provision)

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

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company established a valuation allowance of $14.9 million as of December 29, 2024 and the same position for the period ended June 29, 2025.

Our Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of net revenue and net loss:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024

	(in thousands)
Net revenue	$81,520	$91,966	$145,675	$169,225
Cost of revenue	44,588	50,083	82,902	94,696
Gross profit	36,932	41,883	62,773	74,529
Selling and marketing expenses	21,993	24,914	37,908	42,607
General and administrative expenses	17,562	21,436	35,606	42,547
Loss from operations	(2,623)	(4,467)	(10,741)	(10,625)
Interest expense	(856)	(270)	(1,433)	(653)
Other income, net	546	272	1,169	498
Loss before income taxes	(2,933)	(4,465)	(11,005)	(10,780)
Income tax benefit (provision)	(62)	(6,331)	12	(5,752)
Net loss	$(2,995)	$(10,796)	$(10,993)	$(16,532)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Cost of revenue	55	54	57	56
Gross profit	45	46	43	44
Selling and marketing expenses	26	28	26	25
General and administrative expenses	22	23	24	25
Loss from operations	(3)	(5)	(7)	(6)
Interest expense	(1)	—	(1)	—
Other income, net	1	—	1	—
Loss before income taxes	(3)	(5)	(7)	(6)
Income tax benefit (provision)	—	(7)	—	(3)
Net loss	(3)%	(12)%	(7)%	(9)%

Comparisons for the Thirteen Weeks Ended June 29, 2025 and June 30, 2024

Net Revenue

Net revenue decreased in the thirteen weeks ended June 29, 2025 by $10.4 million, or 11%, compared to the same period of the prior year, primarily due to a 16% decrease in Total Orders Placed, partially offset by the impact of higher AOV and lower return rates.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended June 29, 2025 by $5.5 million, or 11% compared to the same period of the prior year, primarily driven by the impact of lower net revenue.

Gross Profit

Gross profit decreased in the thirteen weeks ended June 29, 2025 by $5.0 million, or 12% compared to the same period of the prior year, primarily driven by the impact of the lower volume of sales.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the thirteen weeks ended June 29, 2025 by $2.9 million, or 12%, compared to the same period of the prior year, due to lower online marketing costs of $2.4 million, lower merchant processing fees of $0.3 million, and lower campaign shoots and website spend of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased in the thirteen weeks ended June 29, 2025 by $3.9 million or 18%, compared to the same period of the prior year. The decrease was primarily due to a $1.0 million decrease in fixed labor driven by reduced fixed headcount, a $0.8 million decrease in equity-based compensation expense, a $0.6 million decrease in variable labor and benefits associated with lower sales volume, a $0.5 million decrease in directors and officers (“D&O”) liability insurance and legal and professional fees and a $0.4 million decrease in software, supplies and travel.

Interest Expense

Interest expense increased in the thirteen weeks ended June 29, 2025 by $0.6 million, or 218%, compared to the same period of the prior year. The increase is attributable to higher interest rates and higher average borrowings.

Income Tax Provision

Income tax provision in the thirteen weeks ended June 29, 2025 decreased by $6.2 million to a provision of $0.1 million, compared to a provision of $6.3 million in the thirteen weeks ended June 30, 2024. The decrease was primarily due to the establishment of valuation allowance in 2024.

Comparisons for the Twenty-Six Weeks Ended June 29, 2025 and June 30, 2024

Net Revenue

Net revenue decreased in the twenty-six weeks ended June 29, 2025 by $23.6 million, or 14%, compared to the twenty-six weeks ended June 30, 2024. The decrease is primarily the result of a 17% decrease in Total Orders Placed and lower AOV, partially offset by lower return rates, compared to the twenty-six weeks ended June 30, 2024.

Cost of Revenue

Cost of revenue decreased in the twenty-six weeks ended June 29, 2025 by $11.8 million, or 13%, compared to the same period of the prior year, which was primarily driven by the impact of lower net revenue.

Gross Profit

Gross profit decreased in the twenty-six weeks ended June 29, 2025 by $11.8 million, or 16% compared to the same period of the prior year, which was primarily driven by the impact of the lower volume of sales.

Selling and Marketing Expenses

Selling and marketing expenses decreased in the twenty-six weeks ended June 29, 2025 by $4.7 million, or 11%, compared to the same period of the prior year, due to lower online marketing costs of $3.5 million, lower performance and awareness marketing spend of $0.6 million, and lower merchant processing fees of $0.6 million, partly due to the lower volume of sales.

General and Administrative Expenses

General and administrative expenses decreased in the twenty-six weeks ended June 29, 2025 by $6.9 million or 16%, compared to the same period of the prior year. The decrease was primarily due to a $2.3 million decrease in fixed labor costs due to reduced headcount, a $1.4 million decrease in equity-based compensation expense, a $1.1 million decrease in variable labor and benefits costs primarily associated with lower sales volume and operational efficiencies, a $0.9 million decrease in D&O insurance costs, and a $0.5 million decrease in software expenses.

Interest Expense

Interest expense increased in the twenty-six weeks ended June 29, 2025 by $0.8 million, compared to the same period of the prior year. The increase is attributable to higher average borrowings and higher interest rates.

Income Tax Benefit (Provision)

Our income tax provision in the twenty-six weeks ended June 29, 2025 decreased by $5.8 million to an immaterial benefit position, compared to a provision of $5.8 million in the twenty-six weeks ended June 30, 2024. The decrease was primarily due to the establishment of valuation allowance in 2024.

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

On December 13, 2024, we entered into a third amendment to the 2021 Credit Agreement (the “Third Credit Amendment”). The Third Credit Amendment provided a limited waiver for us to comply with the financial covenants for the period of four fiscal quarters ended on or about September 30, 2024. Under the Third Credit Amendment, we are required to, among other things, not permit unrestricted cash and cash equivalents, as determined on a consolidated basis and tested weekly, to be less than certain specified minimum amounts. The Third Credit Amendment also requires the payment of certain consent fees and increases the interest rates payable under the amended 2021 Credit Agreement for periods commencing on or after December 13, 2024 and February 1, 2025, as described in Note 5, Debt within the accompanying Notes to the Condensed Consolidated Financial Statements. Pursuant to the Third Credit Amendment, there was no financial covenant test for the quarter ended September 29, 2024.

On March 27, 2025, we entered into a fourth amendment to the 2021 Credit Agreement (the “Fourth Credit Amendment”). The Fourth Credit Amendment provided a limited waiver for us to comply with the financial covenants for the period of four fiscal quarters ended on or about December 31, 2024. It also suspends measurement of the Consolidated

Total Leverage Ratio and Consolidated Fixed Charge Covenant Ratio for the fiscal quarter ended on or about March 31, 2025. The Fourth Credit Amendment prohibits the Company from requesting any further borrowings under the 2021 Credit Agreement, as amended. The Fourth Credit Amendment includes a timeline of milestones for a refinancing transaction with a third-party lender, and limits our ability to further enter into certain transactions, including certain liens, dispositions, investments, debt and restricted payments. The Fourth Credit Amendment also requires the payment of the remaining portion of the consent fee payable under the Third Credit Amendment and increases the interest rates payable under the 2021 Credit Agreement, as amended, for periods commencing on or after March 27, 2025, as described in Note 5, Debt within the accompanying Notes to the Condensed Consolidated Financial Statements. Although we have secured these limited waivers, we cannot guarantee that we will be able to satisfy all of the necessary conditions or that we will not incur another covenant violation in the future.

On June 23, 2025, we entered into a Forbearance Agreement (the “Forbearance Agreement”) related to the 2021 Credit Agreement, as amended, with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and Swing Line Lender and an L/C Issuer (the “Lenders”). Pursuant to the terms of the Forbearance Agreement, the Administrative Agent and Lenders agreed that they would forbear, during the Forbearance Period (as defined below), from exercising any and all rights and remedies with respect to or arising out of the events of default that occurred as a result of the Company’s failure to comply with certain Refinancing Transaction Milestones by the specified dates under Sections 6.19(a), (c) and (d) of the 2021 Credit Agreement, as amended (collectively, the “Acknowledged Defaults”). The forbearance period (the “Forbearance Period”) under the Forbearance Agreement will expire on the earliest date that one of the following events occurs: (a) any Event of Default other than an Event of Default constituting the Acknowledged Defaults; (b) the breach by the Borrower of any covenant or provision of the Forbearance Agreement; or (c) 11:59 p.m. (Eastern time) on August 15, 2025 (the “Forbearance Termination Events”). Under the terms of the Forbearance Agreement, the Refinancing Transaction Milestones shall be due on the Maturity Date. Additionally, during the Forbearance Period, the minimum liquidity otherwise required to be maintained pursuant to the 2021 Credit Agreement, as amended, is $1,000,000, and to the extent the minimum liquidity prior to the Effective Date was below the required threshold, any resulting Default or Event of Default was waived. Pursuant to the Forbearance Agreement, the Company also agreed to provide additional financial and operational reports to the Administrative Agent during the Forbearance Period, including monthly unaudited financial statements and reports related to accounts receivable, accounts payable and inventory. The Forbearance Agreement also provides for mandatory prepayments in the event that Total Revolving Outstandings exceed the difference of 55% of the net book value of inventory less 50% of the store value credit liability. The Company will pay a one-time forbearance fee of $100,000.00 (the “Forbearance Fee”), fully earned and non-refundable as of the Effective Date and payable in immediately available funds upon the earlier of (a) the Maturity Date, and (b) the occurrence of a Forbearance Termination Event; provided, that, if all Obligations (other than the Forbearance Fee) have been paid in full on or prior to the Maturity Date, the Forbearance Fee shall be cancelled and waived.

All capitalized terms used above and not otherwise defined herein are defined in the 2021 Credit Agreement, as amended.

During the twenty-six weeks ended June 29, 2025, we did not borrow any amount under the 2021 Credit Agreement, as amended, and repaid $7.3 million of the outstanding balance. As of June 29, 2025, we had $0.2 million in letters of credit outstanding. The effective interest rate on the $5.8 million outstanding balance as of June 29, 2025, was 41.3% and 21.5% during the thirteen and twenty-six weeks ended June 29, 2025, respectively, which was inclusive of $0.7 million in one-time fees related to the 2021 Credit Agreement, as amended. As of June 29, 2025, the weighted-average interest rate was 10.4%. See Note 5, Debt within the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the 2021 Credit Agreement, as amended.

On August 11, 2025, the Company entered into the Forbearance Amendment with the Administrative Agent and Lenders. Pursuant to the terms of the Forbearance Amendment, the Administrative Agent and Lenders agreed to amend the definition of “Forbearance Termination Event” set forth in the Forbearance Agreement to replace “August 15, 2025” with “August 22, 2025”. The Forbearance Amendment also amended the definition of “Maturity Date” set forth in the 2021 Credit Agreement, as amended, to replace “August 15, 2025” with “August 22, 2025. The Company is currently negotiating a new asset-based revolving credit facility.

Availability and Use of Cash

As of June 29, 2025, we had cash and cash equivalents of $1.5 million. During the thirteen and twenty-six weeks ended June 29, 2025, we took certain cost reduction and cash conservation measures, adjustments to marketing spend, and other fixed, variable, and capital spend. We are actively seeking alternative debt financing and continuing to take certain cash conservation measures, including adjustments to marketing and other fixed and variable costs and capital spend to meet our obligations as needed. While we are currently negotiating a new asset-based revolving credit facility, there can be no assurances that we will be able to close such credit facility in a timely manner on acceptable terms, if at all. As the ability to raise additional debt financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2024 10-K, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 29, 2025.

Repurchases Pursuant to the 2024 Repurchase Program

On May 3, 2024, our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen and twenty-six weeks ended June 29, 2025, we repurchased 73,333 shares and 89,471 shares, respectively, of common stock in open market transactions pursuant to a 10b5-1 purchase plan. As of June 29, 2025, there was $1.3 million available under the 2024 Repurchase Program authorization.

The actual timing, number, and value of shares repurchased in the future will be determined at our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases will be funded from our existing cash and cash equivalents, or future cash flow. The 2024 Repurchase Program may be modified, suspended, or terminated at any time. For further information on the 2024 Repurchase Program, see Note 2, Significant Accounting Policies, within the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$6,966	$10,637
Investing activities	(1,053)	(1,623)
Financing activities	(8,839)	(9,739)
Net decrease in cash and cash equivalents	$(2,926)	$(725)

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the twenty-six weeks ended June 29, 2025, net cash provided by operating activities was $7.0 million, which consisted of a net loss of $11.0 million, partially offset by non-cash charges of $7.7 million and a net change of $10.3 million in operating assets and liabilities. The non-cash charges were primarily comprised of $2.8 of equity-based compensation expense, $2.6 million of depreciation and amortization, and $2.3 million of non-cash lease expense. The net change in operating assets and liabilities was primarily driven by a $20.5 million increase in accrued expenses driven by an increase in marketing cost, accrued inventory, and returns reserve; and a $3.0 million decrease in income tax receivable due to the receipt of state income tax refunds. These increases were partially offset by a $4.6 million decrease in accounts payable related to the timing of payments, a $3.3 million increase in inventory, and a $2.3 million decrease in operating lease liabilities.

During the twenty-six weeks ended July 2, 2024, net cash provided by operating activities was $10.6 million, which consisted of a net loss of $16.5 million, partially offset by non-cash charges of $12.7 million and a net change of $14.4 million in operating assets and liabilities. The non-cash charges were primarily comprised of $4.1 of equity-based compensation expense, $3.8 million of deferred income taxes, $2.7 million of depreciation and amortization, and $2.0 million of non-cash lease expense. The net change in operating assets and liabilities was primarily driven by a $15.2 million increase in accrued expenses driven by an increase in return reserve and a $3.0 million increase in accounts payable due to the timing of payments. These increases were partially offset by a $2.2 million increase in inventory and a $1.9 million decrease in operating lease liabilities.

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

During the twenty-six weeks ended June 29, 2025, net cash used in investing activities decreased by $0.6 million as compared to the same period in 2024, primarily due to lower purchases of property and equipment.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our revolving facility under our 2021 Credit Agreement, as amended.

During the twenty-six weeks ended June 29, 2025, cash used in financing activities was $8.8 million, primarily due to $7.3 million of repayments on our revolving facility, $0.7 million used in the repurchase of our common stock, and $0.6 million of principal payments on finance lease obligations.

During the twenty-six weeks ended July 2, 2024, cash used in financing activities was $9.7 million, primarily due to $28.0 million of repayments on our revolving facility, $1.1 million of principal payments on finance lease obligations, and $0.8 million of withholding tax payments related to the vesting of equity-based awards, partially offset by $20.0 million of proceeds from borrowings on our revolving line of credit.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies - Recently Issued Accounting Pronouncements, in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial position and our results of operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2024 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025. Set forth below are an additional risk factor and material changes to an existing risk factor previously disclosed in the 2024 10-K. Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2024 10-K and the Form 10-Q for the quarter ended March 30, 2025.

We may not be able to refinance the 2021 Credit Agreement, as amended, on favorable terms within our anticipated timeframe, or at all, in order to meet our current and future capital needs.

The 2021 Credit Agreement, as amended, will mature on August 22, 2025 (the "Maturity Date"). The Forbearance Period under the Forbearance Agreement, as amended, also expires on August 22, 2025.  Although the Company is currently negotiating a new asset-based revolving credit facility, we may not be able to timely refinance the 2021 Credit Agreement, as amended, on favorable terms, within our anticipated timeframe, or at all, including due to our current financial condition, market volatility and uncertainty resulting from international conflicts or geopolitical tensions, among other factors. Failure to repay the indebtedness outstanding under the 2021 Credit Agreement, as amended, by the Maturity Date, without a timely cure, waiver or further extension of the Forbearance Period, would result in an event of default under the 2021 Credit Agreement, as amended. If an event of default under the 2021 Credit Agreement, as amended, occurs and is not cured or waived, the lenders could elect to declare all amounts outstanding under the 2021 Credit Agreement, as amended, immediately due and payable and exercise other remedies as set forth in the 2021 Credit Agreement, as amended. In addition, the lenders would have the right to enforce their security interests against the collateral pledged to them, which includes substantially all of our assets.

We currently have $5.8 million of indebtedness outstanding under the terms of the 2021 Credit Agreement, as amended.  In addition, we expect to require additional capital in the future to respond to business opportunities, challenges, or unforeseen circumstances.  If we are unable to refinance the 2021 Credit Agreement, as amended, on favorable terms within our anticipated timeframe, or at all, our ability to repay our indebtedness under the 2021 Credit Agreement, as amended, and continue to grow or support our business, and respond to business challenges could be significantly limited.

We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum share price, minimum stockholders' equity and certain other continued listing standards and corporate governance requirements.

We have previously failed to meet the continued listing requirements of the Nasdaq Global Market under Nasdaq rules.  Specifically, we received a deficiency letter from Nasdaq on February 27, 2025 regarding not being in compliance with the minimum close bid price of $1.00 per share required for continued listing, and we received a deficiency letter on May 21, 2025 regarding not being in compliance with the minimum $10 million of stockholders' equity required for continued listing on the Nasdaq Global Market. We regained compliance with these deficiencies through our implementation of the Reverse Stock Split and our transfer to the Nasdaq Capital Market, respectively. While we are currently in compliance with the continued listing requirements of the Nasdaq Capital Market, there can be no guarantee that we will be able to maintain compliance with these requirements in the future.  If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market in the future, our common stock could be delisted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases during the thirteen weeks ended June 29, 2025, as discussed in Note 2, Significant Accounting Policies, within the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, is set forth in the table below.

			Total Number of	Maximum Dollar Value
	Total Number	Weighted-	Shares Purchased	of Shares that May Yet
	of Shares	Average Price	as Part of the	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Publicly Announced Plan	the Plan
March 31, 2025 through May 4, 2025	42,943	$7.00	42,943	$1,464,438
May 5, 2025 through June 1, 2025	15,431	$6.59	15,431	$1,362,793
June 2, 2025 through June 29, 2025	14,959	$6.75	14,959	$1,261,765

(1)	On May 8, 2024, the Company's Board of Directors announced that it authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. All shares repurchased during the twenty-six weeks ended June 29, 2025 were repurchased in open market transactions pursuant to the Company’s 2024 Repurchase Program and a 10b5-1 purchase plan entered into by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to Forbearance Agreement and Fifth Amendment to 2021 Credit Agreement, As Amended

On August 11, 2025, the Company entered into the Forbearance Amendment with the Administrative Agent and Lenders. Pursuant to the terms of the Forbearance Amendment, the Administrative Agent and Lenders agreed to amend the definition of “Forbearance Termination Event” set forth in the Forbearance Agreement to replace “August 15, 2025” with “August 22, 2025”. The Forbearance Amendment also amended the definition of “Maturity Date” set forth in the 2021 Credit Agreement, as amended, to replace “August 15, 2025” with “August 22, 2025”.

Securities Trading Plans of Directors and Executive Officers

During the thirteen weeks ended June 29, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.1	12/16/2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 26, 2025.	8-K	001-41059	3.2	06/26/2025
10.1	Forbearance Agreement, dated as of June 23, 2025, among Lulu's Fashion Lounge, LLC, Lulu's Fashion Lounge Parent, LLC, Bank of America N.A. and the lenders party thereto.	8-K	001-41059	10.1	06/26/2025
10.2

Amendment to Forbearance Agreement and Fifth Amendment to 2021 Credit Agreement, dated as of August 11, 2025, among Lulu's Fashion Lounge, LLC, Lulu's Fashion Lounge Parent, LLC, Bank of America N.A. and the lenders party thereto.

*
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

+ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: August 13, 2025	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)