Form 10-Q
period 2025-09-28
Lulu's Fashion Lounge Holdings, Inc.
filed 2025-11-12
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

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

As of November 7, 2025, there were 2,771,846 shares of the registrant’s common stock, par value $0.001, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective as of the opening of business on July 7, 2025.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024, Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025 and June 29, 2025, and our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 28,	December 29,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,942	$4,460
Accounts receivable	4,739	2,158
Inventory, net	38,422	34,036
Assets for recovery	5,225	2,383
Income tax refund receivable, net	1,178	4,177
Prepaids and other current assets	4,251	4,287
Total current assets	55,757	51,501
Property and equipment, net	2,649	3,642
Goodwill	7,056	7,056
Tradename	18,509	18,509
Intangible assets, net	2,728	2,762
Lease right-of-use assets	15,999	24,030
Other noncurrent assets	644	698
Total assets	$103,342	$108,198

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,341	$10,991
Accrued expenses and other current liabilities	15,718	15,985
Returns reserve	18,363	9,765
Stored-value card liability	20,165	17,883
Asset based revolving credit facility - current	9,198	—
Revolving line of credit	—	13,090
Lease liabilities, current	6,378	6,611
Total current liabilities	88,163	74,325
Lease liabilities, noncurrent	11,761	19,653
Other noncurrent liabilities	899	852
Total liabilities	100,823	94,830
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; 2,901,867 and 2,804,542 shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively(1)	43	42
Additional paid-in capital	265,659	262,313
Accumulated deficit	(261,801)	(248,491)
Treasury stock, at cost, 146,555 shares and 22,621 shares as of September 28, 2025 and December 29, 2024, respectively(1)	(1,382)	(496)
Total stockholders' equity	2,519	13,368
Total liabilities and stockholders' equity	$103,342	$108,198

(1)	Shares have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 2, Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
Net revenue	$73,591	$80,515	$219,266	$249,740
Cost of revenue	42,231	49,866	125,133	144,562
Gross profit	31,360	30,649	94,133	105,178
Selling and marketing expenses	16,935	17,624	54,843	60,231
General and administrative expenses	16,350	19,869	51,956	62,416
Loss from operations	(1,925)	(6,844)	(12,666)	(17,469)
Interest expense	(544)	(305)	(1,977)	(958)
Other income, net	205	281	1,374	779
Loss before provision for income taxes	(2,264)	(6,868)	(13,269)	(17,648)
Income tax provision	(53)	(11)	(41)	(5,763)
Net loss and comprehensive loss	(2,317)	(6,879)	(13,310)	(23,411)

Basic loss per share(1)	$(0.84)	$(2.47)	$(4.79)	$(8.49)
Diluted loss per share(1)	$(0.84)	$(2.47)	$(4.79)	$(8.49)
Basic weighted-average shares outstanding(1)	2,756,533	2,780,141	2,777,464	2,757,261
Diluted weighted-average shares outstanding(1)	2,756,533	2,780,141	2,777,464	2,757,261

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 2, Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	For the Thirty-Nine Weeks Ended September 28, 2025
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity
Balance as of December 29, 2024	2,804,542	$42	$262,313	$(248,491)	(22,621)	$(496)	$13,368
Issuance of common stock for vesting of restricted stock units ("RSUs")	59,730	1	—	—	—	—	1
Issuance of common stock for employee stock purchase plan ("ESPP")	3,951	—	88	—	—	—	88
Shares withheld for withholding tax on RSUs	(16,176)	—	(130)	—	—	—	(130)
Equity-based compensation	—	—	1,462	—	—	—	1,462
Repurchase of common stock	—	—	—	—	(16,138)	(239)	(239)
Net loss and comprehensive loss	—	—	—	(7,998)	—	—	(7,998)
Balance as of March 30, 2025	2,852,047	$43	$263,733	$(256,489)	(38,759)	$(735)	$6,552
Issuance of common stock for vesting of RSUs	38,859	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(12,693)	—	(79)	—	—	—	(79)
Equity-based compensation	—	—	1,278	—	—	—	1,278
Repurchase of common stock	—	—	—	—	(73,333)	(503)	(503)
Net loss and comprehensive loss	—	—	—	(2,995)	—	—	(2,995)
Balance as of June 29, 2025	2,878,213	$43	$264,932	$(259,484)	(112,092)	$(1,238)	$4,253
Issuance of common stock for vesting of RSUs	25,140	—	—	—	—	—	—
Issuance of common stock for ESPP	8,658	—	(133)	—	—	—	(133)
Shares withheld for withholding tax on RSUs	(10,144)	—	(44)	—	—	—	(44)
Equity-based compensation	—	—	904	—	—	—	904
Repurchase of common stock	—	—	—	—	(34,463)	(144)	(144)
Net loss and comprehensive loss	—	—	—	(2,317)	—	—	(2,317)
Balance as of September 28, 2025	2,901,867	$43	$265,659	$(261,801)	(146,555)	$(1,382)	$2,519

	For the Thirty-Nine Weeks Ended September 29, 2024
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity
Balance as of December 31, 2023	2,707,880	$41	$254,116	$(193,205)	—	$—	$60,952
Issuance of common stock for vesting of RSUs	65,564	—	—	—	—	—	—
Issuance of common stock for ESPP	3,470	—	167	—	—	—	167
Shares withheld for withholding tax on RSUs	(26,447)	—	(660)	—	—	—	(660)
Forfeited shares of restricted stock	(69)	—	—	—	—	—	—
Equity-based compensation	—	—	3,023	—	—	—	3,023
Net loss and comprehensive loss	—	—	—	(5,736)	—	—	(5,736)
Balance as of March 31, 2024	2,750,398	$41	$256,646	$(198,941)	—	$—	$57,746
Issuance of common stock for vesting of RSUs	38,380	1	—	—	—	—	1
Issuance of common stock under 2023 Bonus Plan	6,373	—	10	—	—	—	10
Shares withheld for withholding tax on RSUs	(10,067)	—	(280)	—	—	—	(280)
Shares withheld for withholding tax on 2023 Bonus Plan	(2,425)	—	(54)	—	—	—	(54)
Equity-based compensation	—	—	2,171	—	—	—	2,171
Repurchase of common stock	—	—	—	—	(3,190)	(87)	(87)
Net loss and comprehensive loss	—	—	—	(10,796)	—	—	(10,796)
Balance as of June 30, 2024	2,782,659	$42	$258,493	$(209,737)	(3,190)	$(87)	$48,711
Issuance of common stock for vesting of RSUs	8,186	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan (ESPP)	3,846	—	72	—	—	—	72
Shares withheld for withholding tax on RSUs	(510)	—	(11)	—	—	—	(11)
Equity-based compensation	—	—	2,065	—			2,065
Repurchase of common stock	—	—	—	—	(8,686)	(189)	(189)
Net loss and comprehensive loss	—	—	—	(6,879)	—	—	(6,879)
Balance as of September 29, 2024	2,794,181	$42	$260,619	$(216,616)	(11,876)	$(276)	$43,769

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 2, Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(13,310)	$(23,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,889	4,102
Noncash lease expense	3,406	2,958
Gain on lease modification	(92)	—
Gain on lease termination	(229)	—
Amortization of debt discount and debt issuance costs	490	137
Loss on disposal of property and equipment	2	6
Equity-based compensation expense	3,579	6,150
Deferred income taxes	—	3,802
Changes in operating assets and liabilities:
Accounts receivable	(2,581)	(925)
Inventories	(4,386)	(3,005)
Assets for recovery	(2,842)	(1,741)
Income taxes (receivable) payable	2,999	(52)
Prepaid and other current assets	(489)	(3,276)
Accounts payable	7,350	2,512
Accrued expenses and other current liabilities	10,592	19,183
Operating lease liabilities	(3,279)	(2,931)
Other noncurrent liabilities	48	1,624
Net cash provided by operating activities	5,147	5,133
Cash Flows from Investing Activities
Capitalized software development costs	(1,353)	(1,144)
Purchases of property and equipment	(308)	(1,271)
Other	33	—
Net cash used in investing activities	(1,628)	(2,415)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	—	31,500
Repayments on revolving line of credit	(13,090)	(28,000)
Proceeds from borrowings on Asset Based Revolving Credit Facility	51,356	—
Repayments on Asset Based Revolving Credit Facility	(42,158)	—
Proceeds from issuance of common stock under ESPP	(45)	239
Principal payments on finance lease obligations	(961)	(1,374)
Withholding tax payments related to vesting of RSUs and 2023 Bonus Plan	(253)	(1,005)
Repurchase of common stock	(886)	(276)
Net cash provided by (used in) financing activities	(6,037)	1,084
Net increase (decrease) in cash and cash equivalents	(2,518)	3,802
Cash and cash equivalents at beginning of period	4,460	2,506
Cash and cash equivalents at end of period	$1,942	$6,308
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2025	2024
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$(3,006)	$390
Interest	$1,496	$770
Operating leases	$4,006	$4,199
Finance leases	$1,003	$1,450

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assets acquired under finance lease obligations	$—	$42
Purchases of property and equipment included in accounts payable and accrued expenses	$5	$8
Capitalized software development costs included in accrued expenses	$85	$—
Remeasurement of operating lease right-of-use assets for lease modification	$3,527	$—
Derecognition of operating lease liabilities and right-of-use assets upon lease termination	$342	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.Description of Business, Organization and Liquidity

Organization and Business

Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, “we”, “our”, or the “Company”), was formed on August 25, 2017 as a holding company and its primary asset is an indirect membership interest in Lulu’s Fashion Lounge, LLC, the operating company. Prior to the Company’s initial public offering, the Company was majority-owned by Lulu’s Holdings, L.P. (the “LP”), the prior parent company. In connection with the Company’s initial public offering, the LP was liquidated.

Lulu’s Fashion Lounge, LLC was founded in 1996, starting as a vintage boutique in Chico, California that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of Lulu’s Fashion Lounge, LLC’s outstanding common stock in 2014. The Company, based in Chico, California, through Lulu’s Fashion Lounge, LLC, is a customer-driven, digitally-native, attainable luxury fashion brand for women, offering modern, unapologetically feminine designs at accessible prices for all of life’s fashionable moments.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company alleviated the substantial doubt about the Company's ability to continue as a going concern as a result of the Company successfully entering into the Loan and Security Agreement with White Oak Commercial Finance, LLC (the “2025 Credit Agreement”), as disclosed in Note 5, Debt in the accompanying Notes to the Condensed Consolidated Financial Statements, among other factors.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As further discussed in the Reverse Stock Split section below, all per share amounts and common stock amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 28, 2025 and its results of operations for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 and its cash flows for the thirty-nine weeks ended September 28, 2025 and September 29, 2024. The results of operations for the thirty-nine weeks ended September 28, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2025 or for any other future annual or interim period.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with a major credit-worthy financial institution within the United States. To date, the Company has not experienced any losses on its cash deposits. As of September 28, 2025, and December 29, 2024, no single customer represented greater than 10% of the Company’s accounts receivable balance. No single customer accounted for greater than 10% of the Company’s net revenue during the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024.

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

The Company sells stored-value gift cards to customers and offers merchandise credit stored-value cards for certain returns and promotions. Such stored-value cards do not have an expiration date. The Company recognizes revenue from stored-value cards when the card is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value card breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and thirty-nine weeks ended September 28, 2025 was not material.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances included in accrued expenses and other current liabilities during the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 (in thousands):

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 29, 2024	$50	$17,883
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,953)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	163	3,082
Balance as of March 30, 2025	163	19,012
Revenue recognized that was included in contract liability balance at the beginning of the period	(163)	(1,022)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	44	1,937
Balance as of June 29, 2025	44	19,927
Revenue recognized that was included in contract liability balance at the beginning of the period	(44)	(1,281)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	52	1,519
Balance as of September 28, 2025	52	20,165

	Deferred	Stored-Value
	Revenue	Cards
Balance as of December 31, 2023	$50	$13,142
Revenue recognized that was included in contract liability balance at the beginning of the period	(50)	(1,549)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	230	1,616
Balance as of March 31, 2024	230	13,209
Revenue recognized that was included in contract liability balance at the beginning of the period	(230)	(1,042)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	89	2,976
Balance as of June 30, 2024	89	15,143
Revenue recognized that was included in contract liability balance at the beginning of the period	(89)	(619)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	110	1,518
Balance as of September 29, 2024	$110	$16,042

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $12.4 million and $13.1 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively and $42.0 million and $46.2 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.

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

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Stock options	10,760	10,760	10,760	10,760
Unvested restricted stock	—	302	—	302
RSUs	132,904	269,025	132,904	269,025
PSUs	167,438	144,105	167,438	144,105
ESPP shares	14,289	7,294	14,289	7,294
Total	325,391	431,486	325,391	431,486

2024 Stock Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen and thirty-nine weeks ended September 28, 2025, we repurchased 34,463 shares and 123,934 shares of common stock, respectively, in open market transactions pursuant to a 10b5-1 purchase plan.

As of September 28, 2025, $1.1 million remained available under the 2024 Repurchase Program authorization. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. The 2024 Stock Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

The table below summarizes the share repurchase activity during the thirteen and thirty-nine weeks ended September 28, 2025 under our 2024 Repurchase Program (as defined below):

				Maximum Dollar Value
	Total Number	Weighted-	Aggregate	of Shares that May Yet
	of Shares	Average Price	Purchase	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Price (2)	the Plan
Thirteen weeks ended March 30, 2025	16,138	$14.82	$239,120	$1,765,142
Thirteen weeks ended June 29, 2025	73,333	$6.86	$503,377	$1,261,765
Thirteen weeks ended September 28, 2025	34,463	$4.17	$143,767	$1,117,998
Thirty-nine weeks ended September 28, 2025	123,934		$886,264

(1)	The shares of common stock were purchased in open market transactions pursuant to a 10b5-1 purchase plan entered into by the Company.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	Amount includes broker commissions.

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

The Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of September 28, 2025 and determined that no events or changes in circumstances were identified that would indicate potential impairment related to the goodwill, tradename, and intangible assets recorded during the thirteen and thirty-nine weeks ended September 28, 2025.

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

Recently Issued Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We plan to adopt this standard in the fourth quarter of fiscal 2025 and do not expect it to have a material impact on our consolidated financial statements or related disclosures.

In March 2024, FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which is intended to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We plan to adopt this standard in the fourth quarter of fiscal 2025 and do not expect it to have a material impact on our consolidated financial statements or related disclosures.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In September 2025, FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027 (and interim reporting periods within those annual reporting periods). Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently evaluating this pronouncement to determine its impact on our financial statements and related disclosures.

3.Fair Value Measurements

The Company measures its cash and cash equivalents, accounts payable, accounts receivable, accrued expenses, and revolving line of credit at fair value. As of September 28, 2025 and December 29, 2024, the carrying values of cash and cash equivalents, accounts payable, and accrued expenses and other current liabilities approximated their fair value, due to their short-term maturities. As of September 28, 2025, the fair value of the Company’s revolving line of credit approximated its carrying value as the stated interest rates reset daily at the daily secured overnight financing rate (“SOFR”) plus an applicable margin and, as such, approximated market rates currently available to the Company. See Note 5, Debt in the accompanying Notes to the Condensed Consolidated Financial Statements for more details. The Company classifies these investments within Level 1 of the fair value hierarchy because inputs are unadjusted and based on quoted prices in active markets.

Goodwill, tradename, and intangible assets are measured at fair value on a non-recurring basis. The Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of September 28, 2025 and determined that no events or changes in circumstances were identified that would indicate potential impairment related to the goodwill, tradename, and intangible assets recorded during the thirteen and thirty-nine weeks ended September 28, 2025.

The Company does not have any financial instruments that were determined to be Level 3. There were no transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	September 28,	December 29,
	in Years	2025	2024
Leasehold improvements	1 – 6	$3,621	$5,011
Equipment	3 – 7	3,541	3,799
Furniture and fixtures	3 – 7	1,742	1,698
Total property and equipment		8,904	10,508
Less: accumulated depreciation and amortization		(6,255)	(6,866)
Property and equipment, net		$2,649	$3,642

Depreciation and amortization of property and equipment was $0.8 million and $0.9 million, for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively and $2.4 million and $2.5 million, for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 28,	December 29,
	2025	2024
Accrued compensation and benefits	$3,546	$5,707
Accrued marketing	4,615	2,364
Accrued inventory	1,980	4,353
Accrued freight	2,965	1,897
Other	2,612	1,664
Accrued expenses and other current liabilities	$15,718	$15,985

5.Debt

Credit Facility

On November 15, 2021, the Company entered into the 2021 Credit Agreement with Bank of America (the “lender”) to provide a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. The 2021 Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction. The interest rates in effect under the 2021 Credit Agreement, during the thirteen and thirty-nine weeks ended September 28, 2025 were as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of (i) 6% (increased from 5%).

On June 23, 2025, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) related to the 2021 Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and Swing Line Lender and an L/C Issuer (the “Lenders”). Pursuant to the terms of the Forbearance Agreement, the Administrative Agent and Lenders agreed that they would forbear, during the Forbearance

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Period as defined in the Forbearance Agreement), from exercising any and all rights and remedies with respect to or arising out of the events of default that occurred as a result of the Company’s failure to comply with certain Refinancing Transaction Milestones by the specified dates under Sections 6.19(a), (c) and (d) of the 2021 Credit Agreement (collectively, the “Acknowledged Defaults”). On August 11, 2025, the Company entered into an amendment to the Forbearance Agreement and the fifth amendment to the 2021 Credit Agreement which extended the Forbearance Period and maturity date to August 22, 2025. Under the terms of the Forbearance Agreement, as amended, the Refinancing Transaction Milestones were due on the maturity date. No fees were paid in connection with the forbearance. The agreement was not entered into as a result of financial distress, but rather to provide additional time to finalize and execute the 2025 Credit Agreement.

On August 14, 2025, the Company entered into the 2025 Credit Agreement. The 2025 Credit Agreement is comprised of an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is based on a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers, now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant for minimum excess availability under the 2025 Credit Agreement. It also requires the Company to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028. On October 28, 2025, the Company entered into an amendment to the 2025 Credit Agreement, which included some clarifying and non-material changes to certain terms in the 2025 Credit Agreement.

The initial funding of the 2025 Credit Agreement occurred on August 14, 2025, and the proceeds were used in part to repay approximately $6.0 million outstanding under the 2021 Credit Agreement. In connection with entering into the 2025 Credit Agreement and the repayment in full of all outstanding obligations under the 2021 Credit Agreement, the 2021 Credit Agreement, along with the related Forbearance Agreement, as amended, were terminated.

As of September 28, 2025, under the 2025 Credit Agreement, the outstanding borrowing was $9.2 million and after giving effect to the excess availability covenant, the unused availability was $6.8 million. During the thirty-nine weeks ended September 28, 2025, the Company borrowed $51.4 million and repaid $42.2 million under the 2025 Credit Agreement and had a weighted average interest rate of 8.3%. As of September 28, 2025, the Company had a $0.3 million letter of credit outstanding with Bank of America.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2025 Credit Agreement are included in prepaids and other current assets in the condensed consolidated balance sheets. As of September 28, 2025 and December 29, 2024, unamortized debt issuance costs recorded within prepaids and other current assets were $0.6 million, related to the 2025 Credit Agreement and $0.1 million, related to the 2021 Credit Agreement, respectively.

6.Leases

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through January 2029, most of which contain options to extend. In addition to

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. In early 2025 the Company consolidated two of its distribution facilities by moving operations from its former distribution facility in Chico, California to its existing distribution facility in Ontario, California. During the thirteen weeks ended September 28, 2025, the Company did not modify or terminate any lease. During the thirty-nine weeks ended September 28, 2025, the Company modified the terms and discount rate of four of its operating leases. As a result of the modification, the Company derecognized the related right-of-use asset and lease liability of $3.5 million and $3.6 million, respectively. The modification resulted in the recognition of a gain of $0.1 million. During the thirty-nine weeks ended September 28, 2025, the Company terminated the lease agreement for one of its leases located in Chico, California. As a result of the termination, the Company derecognized the remaining lease liability of $0.4 million, resulting in a gain of $0.2 million. Termination penalties of $0.2 million, net of deposits, were included in accrued expenses and other current liabilities and subsequently paid before the period ended September 28, 2025.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029.

As of September 28, 2025, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2025 remaining 3 months	$1,686	$759	$2,445
2026	5,755	346	6,101
2027	5,666	84	5,750
2028	5,502	13	5,515
2029	—	2	2
Thereafter	—	—	—
Total undiscounted lease payments	18,609	1,204	19,813
Present value adjustment	(1,650)	(24)	(1,674)
Total lease liabilities	16,959	1,180	18,139
Less: lease liabilities, current	(5,359)	(1,019)	(6,378)
Lease liabilities, noncurrent	$11,600	$161	$11,761

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of September 28, 2025, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors and officers. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

8.Stockholders’ Equity

Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 250,000,000 shares of common stock having a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of September 28, 2025, the Company has reserved 10,760 shares of common stock for issuance upon the exercise of stock options, and 230,513 shares of common stock available for future issuance under the Lulu’s Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”), and 74,764 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), as adjusted on a retroactive basis for the Reverse Stock Split. Refer to Note 2, Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details. Both equity plans are further described below.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 28, 2025 and December 29, 2024, no shares of preferred stock were issued or outstanding.

Equity-Based Compensation

Omnibus Equity Plan and Employee Stock Purchase Plan

Under the Company’s Omnibus Equity Plan, incentive awards may be granted to employees, directors, and consultants of the Company. The Company initially reserved 247,933 shares of common stock, for future issuance under the Omnibus Equity Plan, including any shares subject to awards under the 2021 Equity Incentive Plan (the “2021 Equity Plan”) that are forfeited or lapse unexercised. The number of shares reserved for issuance under the Omnibus Equity Plan automatically increases on the first day of each fiscal year, starting in 2022 and continuing through 2031, by a number of shares equal to (a) 4% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s Board of Directors.

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

On August 13, 2025, the Company filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 250,000 shares of the Company's common stock under the Omnibus Equity Plan.

As of September 28, 2025, the Company had 230,513 shares and 74,764 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the vesting schedule and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and thirty-nine weeks ended September 28, 2025, and September 29, 2024, equity-based compensation expense related to our ESPP was immaterial. During the thirteen weeks ended September 28, 2025 and September 29, 2024, the Company issued 8,658 shares and 3,846 shares, respectively, pursuant to the ESPP six-month purchase periods ended August 25, 2025 and August 26, 2024, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen weeks ended September 28, 2025, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	102.85 to 117.46%
Risk-free interest rate	3.85 to 4.06%
Dividend yield	-
Weighted-average fair value per share of ESPP awards granted	$0.86 to 2.01

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

Stock Options

A summary of stock option activity, is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 29, 2024	10,760	$170.25	6.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of September 28, 2025	10,760	$170.25	5.54
Exercisable as of September 28, 2025	10,760	$170.25	5.54	$—
Vested and expected to vest as of September 28, 2025	10,760	$170.25	5.54	$—

The Company had no equity-based compensation expense or unrecognized compensation cost related to stock options during the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 20, 2025, Mark Vos, the Company’s President and Chief Information Officer, and Laura Holt, the Company’s Former Chief Merchandising Officer, received grants of 24,000 RSUs and 3,333 RSUs, respectively, pursuant to their respective employment agreements and RSU Award Agreements, which vest (or would have vested) in equal, quarterly installments on the last day of each calendar quarter, starting on March 31, 2025, subject to continued service requirements. On March 20, 2025, the Company granted a total of 3,649 RSUs, to certain employees, which vest in equal installments over a three-year service period. See Note 12, Subsequent Events in the accompanying Notes to the Condensed Consolidated Financial Statements for further information on Ms. Holt’s resignation and impact on her unvested RSU awards.

On April 28, 2025, the Compensation Committee of the Company approved an amendment to the Company's Non-Employee Director Compensation Program to (i) eliminate the additional annual RSU award for the Non-Employee Board Chair and increase the applicable cash retainer to $75,000 for the Non-Employee Board Chair, (ii) provide that each award of RSUs under the Omnibus Equity Plan may be limited by a share price floor established from time to time by the Compensation Committee, (iii) permit the Compensation Committee to annually determine whether to allow Non-Employee directors to elect to convert all or a portion of their annual retainers into awards of RSUs, (iv) allow for Non-Employee Directors to waive their right to receive compensation under the Non-Employee Director Compensation Program entirely or for a specific period, and (v) permit for cash to be paid in lieu of any RSU grant or portion of any RSU grant under the Non-Employee Director Compensation Program and provide for flexibility relating to the timing of any cash payment or award of RSUs as the Compensation Committee may deem appropriate.

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

The Company recognized equity-based compensation expense related to RSUs of $0.9 million and $3.2 million during the thirteen and thirty-nine weeks ended September 28, 2025, respectively, and $1.5 million and $4.8 million during the thirteen and thirty-nine weeks ended September 29, 2024, respectively. As of September 28, 2025, the unrecognized equity-based compensation expense is $3.3 million and will be recognized over a weighted-average period of 1.19 years.

The following table summarizes the roll forward of unvested RSUs during the thirty-nine weeks ended September 28, 2025:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 29, 2024	243,582	$39.20
RSUs granted	34,332	7.70
RSUs vested	(123,729)	37.25
RSUs forfeited	(21,281)	32.37
Balance at September 28, 2025	132,904	$33.97

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Stock Units (“PSUs”)

On March 20, 2025, Mark Vos received a grant of 20,000 PSUs, which vest on the date when both of the following have occurred: (i) Performance Achievement: the Volume-Weighted-Average Price (“VWAP”) of the Company’s common stock over trailing 10 trading days equals or exceeds $150.00, as adjusted for the Reverse Stock Split, on a date when Mr. Vos remains employed by the Company or within 90 days following termination of Mr. Vos' employment; and (ii) Service Achievement: Mr. Vos remains employed with the Company through December 31, 2025. On March 20, 2025, Laura Holt received a grant of 3,333 PSUs, which would have vested on the date when both of the following occurred, provided that Ms. Holt had remained employed with the Company through such date: (i) the Company filed a Form 10-Q or Form 10-K with the SEC indicating that the Company had trailing twelve months’ net revenue that was at least $150 million more than the Company’s net revenue in the fiscal year ended December 31, 2023 and (ii) the second anniversary of Ms. Holt's start date had occurred. See Note 12, Subsequent Events in the accompanying Notes to the Condensed Consolidated Financial Statements for information on Ms. Holt’s resignation and impact on her unvested PSU awards.

The Company recognized equity-based compensation expense of $0.1 million and $0.5 million during the thirteen and thirty-nine weeks ended September 28, 2025, and $0.5 million and $1.5 million during the thirteen and thirty-nine weeks ended September 29, 2024, related to the PSUs. As of September 28, 2025, the unrecognized equity-based compensation expense is $0.3 million for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 0.93 years.

The following table summarizes the roll forward of unvested PSUs during the thirty-nine weeks ended September 28, 2025:

		Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 29, 2024	144,105	$37.71
PSUs granted	23,333	4.05
PSUs vested	—	—
PSUs forfeited	—	—
Balance at September 28, 2025	167,438	$33.02

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the provision for income taxes (in thousands):

	Thirteen Weeks Ended
	September 28,	September 29,
	2025	2024
Loss before provision for income taxes	$(2,264)	$(6,868)
Provision for income taxes	(53)	(11)
Effective tax rate	2.3%	0.2%

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2025	2024
Loss before provision for income taxes	$(13,269)	$(17,648)
Provision for income taxes	(41)	(5,763)
Effective tax rate	0.3%	32.7%

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

For the thirteen and thirty-nine weeks ended September 28, 2025, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to the valuation allowance against its deferred tax assets as the Company could not provide sufficient positive evidence that the deferred taxes will be more-likely-than-not realized in the future. For the thirteen and thirty-nine weeks ended September 29, 2024, the Company's effective tax rate differs from the federal income tax rate of 21% primarily due to the establishment of the valuation allowance against its deferred tax assets.

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

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted. The OBBBA legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes are reflected in the income tax provision for the period ended September 28, 2025, as enactment occurred before the balance sheet date. The Company does not expect this law to have a significant effect on the Company's financial statements due to the full valuation allowance against DTAs.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024

Net revenue	$73,591	$80,515	$219,266	$249,740
Less:
Cost of revenue	42,231	49,866	125,133	144,562
Employee expenses (excluding equity-based compensation expense)	11,179	13,303	35,118	40,693
Equity-based compensation expense	823	2,022	3,579	6,150
Advertising expenses	12,417	13,089	42,008	46,156
Other net costs (1)	8,039	8,106	22,800	26,810
Depreciation and amortization (2)	621	694	1,920	2,061
Interest expense	545	305	1,977	958
Income tax provision	53	9	41	5,761
Segment net loss	$(2,317)	$(6,879)	$(13,310)	$(23,411)

(1)	Other net costs include professional services fees, other selling costs, other general and administrative costs, technology and software costs, facilities costs, interest income, non-operating income and expenses, and other immaterial expenses that do not align with the separately presented expense categories.
(2)	Excludes depreciation expense related to distribution facilities recorded in cost of revenue.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.Subsequent Events

Streamlining of Company’s Merchandising Team

On November 6, 2025, the Board of Directors approved a plan to streamline the Company’s merchandising and buying function, including a reduction in force of those teams, to better align with the Company’s strategic and financial needs. In conjunction with this reduction in force, Ms. Laura Holt, who held the role of Chief Merchandising Officer, elected to resign from the Company, effective November 7, 2025. Subject to an execution of a release of claims by Ms. Holt, the Company will treat her departure as a resignation for good reason and pay Ms. Holt severance benefits equivalent to those set forth in Section 3.4 of her employment agreement entered into on December 21, 2023 (the “Employment Agreement”), which was filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 6, 2024. Pursuant to the terms of the Employment Agreement and the Omnibus Plan, 100% of Ms. Holt’s unvested RSUs and PSUs were forfeited on the effective date of her resignation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (the “2024 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item I, Part 1A, “Risk Factors” in our 2024 10-K and Part II, Item 1A, “Risk Factors” in the Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025 and June 29, 2025. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

Recent Developments

Appointment of Fractional Chief Financial Officer

On October 11, 2025, our Board of Directors appointed Heidi Crane as our fractional Chief Financial Officer (“Fractional CFO”), effective October 13, 2025.

Effective October 13, 2025, Crystal Landsem is no longer serving as Interim Chief Financial Officer, but will continue to serve as Chief Executive Officer. Ms. Landsem also continued to serve as the Company’s principal financial officer and principal accounting officer through the filing of this Quarterly Report on Form 10-Q for the third quarter ended September 28, 2025 with the Securities and Exchange Commission.

2025 Credit Agreement

On August 14, 2025, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a Loan and Security Agreement with White Oak Commercial Finance, LLC, as Administrative Agent, and the lenders party thereto (the “2025 Credit Agreement”). The 2025 Credit Agreement is comprised of an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The initial funding of the 2025 Credit Agreement occurred on August 14, 2025, and the proceeds were used in part to repay approximately $6.0 million outstanding under the 2021 Credit Agreement. The 2025 Credit Agreement matures on August 14, 2028. On October 28, 2025, the Company entered into an amendement to the 2025 Credit Agreement, which included some clarifying and non-material changes to certain terms in the 2025 Credit Agreement.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We alleviated the substantial doubt about our ability to continue as a going concern as a result of successfully entering into the 2025 Credit Agreement, as disclosed in Note 5, Debt in the accompanying Notes to the Condensed Consolidated Financial Statements, among other factors.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024

	(in thousands, except percentages and Average Order Value)
Gross Margin	42.6%	38.1%	42.9%	42.1%
Net loss	$(2,317)	$(6,879)	$(13,310)	$(23,411)
Adjusted EBITDA (1)	$364	$(3,572)	$(3,824)	$(6,438)
Adjusted EBITDA margin (1)	0.5%	(4.4)%	(1.7)%	(2.6)%
Active Customers	2,380	2,670	2,380	2,670
Average Order Value	$141	$131	$141	$139

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net loss	$(2,317)	$(6,879)	$(13,310)	$(23,411)
Depreciation and amortization	1,261	1,392	3,889	4,102
Interest expense	544	305	1,977	958
Income tax provision	53	11	41	5,763
Equity-based compensation expense (1)	823	2,022	3,579	6,150
Other non-routine expense (2)	—	(423)	—	—
Adjusted EBITDA	$364	$(3,572)	$(3,824)	$(6,438)
Net loss margin	(3.1)%	(8.5)%	(6.1)%	(9.4)%
Adjusted EBITDA margin	0.5%	(4.4)%	(1.7)%	(2.6)%

(1)	The thirteen and thirty-nine weeks ended September 28, 2025 include equity-based compensation expense for performance stock units (“PSUs”) and restricted stock units (“RSUs”) granted during the period and prior periods. The thirteen weeks ended September 29, 2024 include equity-based compensation expense for RSUs granted during the period and prior periods, PSUs, and equity-based awards granted in prior periods, as well as forfeitures partially offset by accelerated vesting expense associated with the resignation of directors during the period. The thirty-nine weeks ended September 29, 2024 include equity-based compensation expense for RSUs and PSUs granted during the period and prior periods, equity-based awards granted in prior periods, as well as forfeitures partially offset by accelerated vesting expense associated with the resignation of directors during the period.

(2)	The thirteen and thirty-nine weeks ended September 29, 2024 include adjustments to previously accrued non-routine expenses related to a legal accrual net of insurance.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net cash provided by (used in) operating activities	$(1,819)	$(5,504)	$5,147	$5,133
Capitalized software development costs	(543)	(406)	(1,353)	(1,144)
Purchases of property and equipment	(32)	(386)	(308)	(1,271)
Free Cash Flow	$(2,394)	$(6,296)	$3,486	$2,718

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, Item 1A, “Risk Factors” in our 2024 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025 and June 29, 2025.

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended September 28, 2025, we served 2.4 million Active Customers compared to 2.7 million for the trailing 12 months ended September 29, 2024.

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

Interest Expense

Interest expense consists of interest expense related to the 2021 Credit Agreement and the 2025 Credit Agreement, as amended.

Income Tax Provision

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

The Company regularly assesses the realizability of deferred tax assets and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company established a valuation allowance of $14.9 million as of December 29, 2024 and the same position for the period ended September 28, 2025.

Our Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of net revenue and net loss:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024

	(in thousands)
Net revenue	$73,591	$80,515	$219,266	$249,740
Cost of revenue	42,231	49,866	125,133	144,562
Gross profit	31,360	30,649	94,133	105,178
Selling and marketing expenses	16,935	17,624	54,843	60,231
General and administrative expenses	16,350	19,869	51,956	62,416
Loss from operations	(1,925)	(6,844)	(12,666)	(17,469)
Interest expense	(544)	(305)	(1,977)	(958)
Other income, net	205	281	1,374	779
Loss before income taxes	(2,264)	(6,868)	(13,269)	(17,648)
Income tax provision	(53)	(11)	(41)	(5,763)
Net loss	$(2,317)	$(6,879)	$(13,310)	$(23,411)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Cost of revenue	57	62	57	58
Gross profit	43	38	43	42
Selling and marketing expenses	24	22	25	24
General and administrative expenses	22	25	24	25
Loss from operations	(3)	(9)	(6)	(7)
Interest expense	—	—	(1)	—
Other income, net	—	—	1	—
Loss before income taxes	(3)	(9)	(6)	(7)
Income tax provision	—	-	—	(2)
Net loss	(3)%	(9)%	(6)%	(9)%

Comparisons for the Thirteen Weeks Ended September 28, 2025 and September 29, 2024

Net Revenue

Net revenue decreased in the thirteen weeks ended September 28, 2025 by $6.9 million, or 9%, compared to the same period of the prior year, primarily due to a 14% decrease in Total Orders Placed and higher return rate driven by higher mix of full price products and mix shift to assortment with higher return rates, partially offset by the impact of higher AOV.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended September 28, 2025 by $7.6 million, or 15% compared to the same period of the prior year, primarily driven by the impact of lower net revenue, reduced sales volumes of markdown and discounted items, and improved costs.

Gross Profit

Gross profit increased in the thirteen weeks ended September 28, 2025 by $0.7 million, or 2% compared to the same period of the prior year, primarily driven by higher product margin driven from lower markdown sales and discounts, improved product costing, and higher sales mix driven from higher margin product assortment, partially offset by the impact of the lower volume of sales.

Selling and Marketing Expenses

Selling and marketing expenses, which are correlated to sales, decreased in the thirteen weeks ended September 28, 2025 by $0.7 million, or 4%, compared to the same period of the prior year, primarily due to lower online marketing costs and merchant processing fees of $0.8 million, partially offset by an additional campaign shoot and marketing software spend of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased in the thirteen weeks ended September 28, 2025 by $3.5 million or 18%, compared to the same period of the prior year. The decrease was primarily due to a $1.7 million decrease in fixed labor and benefits costs driven by reduced fixed headcount, a $1.1 million decrease in equity-based compensation expense, a $0.5 million decrease in variable labor and benefits associated with lower sales volume, a $0.4 million decrease  in liability insurance and legal and professional fees and a $0.3 million decrease in software, occupancy, depreciation and amortization. The foregoing was partially offset by a $0.4 million increase in non-routine items accruals, and a $0.1 million increase in board-related fees.

Interest Expense

Interest expense increased in the thirteen weeks ended September 28, 2025 by $0.2 million, or 79%, compared to the same period of the prior year. The increase is primarily attributable to higher average borrowings and write-off of the 2021 Credit Agreement amortization.

Income Tax Provision

Income tax provision in the thirteen weeks ended September 28, 2025 increased by $0.1 million to a provision of $0.1 million, compared to an immaterial provision in the thirteen weeks ended September 29, 2024. The increase was primarily due to state income taxes and change in naked credits.

Comparisons for the Thirty-nine weeks ended September 28, 2025 and September 29, 2024

Net Revenue

Net revenue decreased in the thirty-nine weeks ended September 28, 2025 by $30.5 million, or 12%, compared to the same period of the prior year. The decrease is primarily the result of a 16% decrease in Total Orders Placed, partially offset by the impact of higher AOV and lower return rates.

Cost of Revenue

Cost of revenue decreased in the thirty-nine weeks ended September 28, 2025 by $19.4 million, or 13%, compared to the same period of the prior year, which was primarily driven by the impact of lower net revenue.

Gross Profit

Gross profit decreased in the thirty-nine weeks ended September 28, 2025 by $11.0 million, or 11% compared to the same period of the prior year, which was primarily driven by the impact of the lower volume of sales.

Selling and Marketing Expenses

Selling and marketing expenses, which are corelated to sales, decreased in the thirty-nine weeks ended September 28, 2025 by $5.4 million, or 9%, compared to the same period of the prior year, due to lower marketing costs of $4.7 million and lower merchant processing fees of $0.7 million.

General and Administrative Expenses

General and administrative expenses decreased in the thirty-nine weeks ended September 28, 2025 by $10.5 million or 17%, compared to the same period of the prior year. The decrease was primarily due to a $4.1 million decrease in fixed labor and benefits costs due to reduced headcount, a $2.6 million decrease in equity-based compensation expense, a $1.5 million decrease in variable labor and benefits costs primarily associated with lower sales volume and operational efficiencies, a $1.3 million decrease in liability insurance and legal and professional fees, a $0.6 million decrease in software expenses, and a $0.4 million decrease in occupancy, depreciation and amortization.

Interest Expense

Interest expense increased in the thirty-nine weeks ended September 28, 2025 by $1.0 million, or 106%, compared to the same period of the prior year. The increase is primarily attributable to higher average borrowings and write-off of the 2021 Credit Agreement amortization.

Income Tax Provision

Our income tax provision in the thirty-nine weeks ended September 28, 2025 was $0.1 million, which was a decrease of $5.7 million compared to a provision of $5.8 million in the thirty-nine weeks ended September 29, 2024. The decrease was primarily due to the establishment of a valuation allowance in 2024.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities and our 2025 Credit Agreement, as amended. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with our distribution facilities, capitalized software and debt service requirements.

Credit Facilities

On November 15, 2021, we entered into the 2021 Credit Agreement with Bank of America (the “lender”) to provide a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. The 2021 Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction. The interest rates in effect under the 2021 Credit Agreement, as amended, during the thirteen and thirty-nine weeks ended September 28, 2025 were as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of (i) 6% (increased from 5%).

On June 23, 2025, we entered into a Forbearance Agreement (the “Forbearance Agreement”) related to the 2021 Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and Swing Line Lender and an L/C Issuer (the “Lenders”). Pursuant to the terms of the Forbearance Agreement, the Administrative Agent and Lenders agreed that they would forbear, during the Forbearance Period (as defined in the Forbearance Agreement), from exercising any and all rights and remedies with respect to or arising out of the events of default that occurred as a result of the Company’s failure to comply with certain Refinancing Transaction Milestones by the specified dates under Sections 6.19(a), (c) and (d) of the 2021 Credit Agreement (collectively, the “Acknowledged

Defaults”). On August 11, 2025, we entered into an amendment to the Forbearance Agreement and the fifth amendment to the 2021 Credit Agreement which extended the Forbearance Period and maturity date to August 22, 2025. Under the terms of the Forbearance Agreement, as amended, the Refinancing Transaction Milestones were due on the maturity date. No fees were paid in connection with the forbearance. The agreement was not entered into as a result of financial distress, but rather to provide additional time to finalize and execute the 2025 Credit Agreement.

On August 14, 2025, we entered into the 2025 Credit Agreement. The 2025 Credit Agreement is comprised of an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is based on a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant for minimum excess availability under the 2025 Credit Agreement. It also requires us to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028. On October 28, 2025, we entered into an amendment to the 2025 Credit Agreement, which clarified the terms related to the manner in which interest is calculated, provides us greater flexibility with respect to the location of our corporate headquarters and extends the amount of time to produce our borrowing base reports (the "Amendment to the 2025 Credit Agreement"). The foregoing description of the Amendment to the 2025 Credit Agreement is qualified in its entirety by reference to the full text of the Amendment to the 2025 Credit Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

The initial funding of the 2025 Credit Agreement occurred on August 14, 2025, and the proceeds were used in part to repay approximately $6.0 million outstanding under the 2021 Credit Agreement. In connection with entering into the 2025 Credit Agreement and the repayment in full of all outstanding obligations under the 2021 Credit Agreement, the 2021 Credit Agreement, along with the related Forbearance Agreement, as amended, were terminated.

As of September 28, 2025, under the 2025 Credit Agreement, the outstanding borrowing was $9.2 million, and after giving effect to the excess availability covenant, the unused availability was $6.8 million. During the thirty-nine weeks ended September 28, 2025, we borrowed $51.4 million and repaid $42.2 million under the 2025 Credit Agreement and had a weighted average interest rate of 8.3%. As of September 28, 2025, we had a $0.3 million letter of credit outstanding with Bank of America. See Note 5, Debt within the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the 2025 Credit Agreement, as amended.

Availability and Use of Cash

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We alleviated the substantial doubt about our ability to continue as a going concern as a result of successfully entering into the 2025 Credit Agreement, among other factors. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2024 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025 and June 29, 2025.

Repurchases Pursuant to the 2024 Repurchase Program

On May 3, 2024, our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen and thirty-nine weeks ended September 28, 2025, we repurchased 34,463 shares and 123,934 shares, respectively, of common stock in open market transactions pursuant to a 10b5-1 purchase plan. As of September 28, 2025, there was $1.1 million available under the 2024 Repurchase Program authorization.

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

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$5,147	$5,133
Investing activities	(1,628)	(2,415)
Financing activities	(6,037)	1,084
Net increase (decrease) in cash and cash equivalents	$(2,518)	$3,802

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the thirty-nine weeks ended September 28, 2025, net cash provided by operating activities was $5.1 million, which consisted of a net loss of $13.3 million, partially offset by non-cash charges of $11.1 million and a net change of $7.3 million in operating assets and liabilities. The non-cash charges were primarily comprised of $3.9 million of depreciation and amortization, $3.6 million of equity-based compensation expense, and $3.4 million of non-cash lease expense. The net change in operating assets and liabilities was primarily driven by a $10.6 million increase in accrued expenses primarily driven by increase in returns reserve and stored-value card liabilities; a $7.4 million increase in accounts payable related to purchases in line with the increase in sales; and a $3.0 million decrease in income tax receivable due to the receipt of state income tax refunds. These increases were partially offset by a $4.4 million increase in inventory, a $3.3 million decrease in operating lease liabilities, a $2.8 million decrease in assets for recovery and a $2.6 million increase in accounts receivable pertaining to higher credit card receivables.

During the thirty-nine weeks ended September 29, 2024, net cash provided by operating activities was $5.1 million, which consisted of a net loss of $23.4 million, partially offset by non-cash charges of $17.2 million and a net change of $11.3 million in operating assets and liabilities. The non-cash charges were primarily comprised of $6.2 of equity-based compensation expense, $4.1 million of depreciation and amortization, $3.8 million of deferred income taxes, and $3.0 million of non-cash lease expense. The net change in operating assets and liabilities was primarily driven by a $19.2 million increase in accrued expenses primarily driven by an increase in return reserve of $7.5 million, an increase in stored value liabilities of $2.9 million due to lower redemption rates, an increase in our non-routine legal reserve accrual of $4.8 million, increase in accrued inventory of $4.0 million related to purchases in line with the increase in sales, and an increase in miscellaneous accruals of $1.3 million offset by a decrease in accrued compensation and benefits of $1.4 million, and a $2.5 million increase in accounts payable due to the timing of payments. These increases were partially offset by a $3.3 million increase in prepaid and other assets, a $3.0 million increase in inventory, a $2.9 million decrease in operating lease liabilities and a $1.7 million decrease in assets for recovery.

Investing Activities

Our primary investing activities have consisted of purchases of equipment to support our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion or contraction of our operations. We have no material commitments for capital expenditures.

During the thirty-nine weeks ended September 28, 2025, net cash used in investing activities decreased by $0.8 million as compared to the same period in 2024, primarily due to lower purchases of property and equipment.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our revolving facility under our 2021 Credit Agreement and 2025 Credit Agreement.

During the thirty-nine weeks ended September 28, 2025, cash used in financing activities was $6.0 million, primarily due to $42.2 million of repayments under our 2025 Credit Agreement, $13.1 million of repayments under our 2021 Credit Agreement, $0.9 million used in the repurchase of our common stock, and $1.0 million of principal payments on finance lease obligations, partially offset by $51.4 million of proceeds from borrowings under our 2025 Credit Agreement.

During the thirty-nine weeks ended September 29, 2024, cash provided by financing activities was $1.1 million, primarily due to $31.5 million of proceeds from borrowings under our 2021 Credit Agreement which was partially offset by $28.0 million of repayments under our 2021 Credit Agreement, $1.4 million of principal payments on finance lease obligations, and $1.0 million of withholding tax payments related to the vesting of equity-based awards and $0.3 million used in the repurchase of our common stock.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer concluded that, as of September 28, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2024 10-K and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025 and June 29, 2025. There have been no material changes to the risk factors previously disclosed in the 2024 10-K and the Form 10-Qs for the quarters ended March 30, 2025, and June 29, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common stock repurchases during the thirteen weeks ended September 28, 2025, as discussed in Note 2, Significant Accounting Policies, within the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, is set forth in the table below.

			Total Number of	Maximum Dollar Value
	Total Number	Weighted-	Shares Purchased	of Shares that May Yet
	of Shares	Average Price	as Part of the	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Publicly Announced Plan	the Plan
June 30, 2025 through August 3, 2025	23,840	$4.35	23,840	$1,157,944
August 4, 2025 through August 31, 2025	10,623	$3.76	10,623	$1,117,998
September 1, 2025 through September 28, 2025	-	$-	-	$1,117,998

(1)	On May 8, 2024, the Company's Board of Directors announced that it authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. All shares repurchased during the thirty-nine weeks ended September 28, 2025 were repurchased in open market transactions pursuant to the Company’s 2024 Repurchase Program and a 10b5-1 purchase plan entered into by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the thirteen weeks ended September 28, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Streamlining of Company’s Merchandising Team

On November 6, 2025, the Board of Directors approved a plan to streamline the Company’s merchandising and buying function, including a reduction in force of those teams, to better align with the Company’s strategic and financial needs. In conjunction with this reduction in force, Ms. Laura Holt, who held the role of Chief Merchandising Officer, elected to resign from the Company, effective November 7, 2025. Subject to an execution of a release of claims by Ms. Holt, the Company will treat her departure as a resignation for good reason and pay Ms. Holt severance benefits equivalent to those set forth in Section 3.4 of her employment agreement entered into on December 21, 2023 (the “Employment Agreement”), which was filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 6, 2024. Pursuant to the terms of the Employment Agreement and the Omnibus Plan, 100% of Ms. Holt’s unvested RSUs and PSUs were forfeited on the effective date of her resignation.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	Loan and Security Agreement, dated as of August 14, 2025, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge Parent, LLC and Lulu's Fashion Lounge, LLC, as borrowers, White Oak Commercial Finance, LLC, as administrative agent, and the lenders party thereto.+	8-K	001-41059	10.1	08/14/2025
10.2	Consulting Project Details #2 to the Master Consulting Services Agreement, dated October 11, 2025, between Lulu's Fashion Lounge, LLC and Business Talent Group, LLC.+	8-K	001-41059	10.1	10/14/2025	*
10.3

First Amendment to Loan and Security Agreement, dated October 28, 2025, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge Parent, LLC and Lulu's Fashion Lounge, LLC, as borrowers, White Oak Commercial Finance, LLC, as administrative agent, and the lenders party thereto.

*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

+Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are both (i) not material to investors and (ii) the type of information that the Company customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request. Additionally, certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules or exhibits to the SEC upon request by the SEC; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of The Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: November 12, 2025	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)