Form 10-K
period 2025-12-28
Lulu's Fashion Lounge Holdings, Inc.
filed 2026-03-30
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2025

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

At June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.9 million based on the closing price of the common stock on such date.

The number of shares of registrant’s common stock outstanding as of March 27, 2026, was 2,856,939. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective as of the opening of business on July 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53 week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2025” and/or “2025” relate to the year ended December 28, 2025, “fiscal 2024” and/or “2024” relate to the year ended December 29, 2024 and “fiscal 2023” and/or “2023” relate to the year ended December 31, 2023. The fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 consisted of 52 weeks.

Throughout this Annual Report on Form 10-K, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Annual Report on Form 10-K, we also reference Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow which are non-GAAP (generally accepted accounting principles in the United States of America) financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow as well as a reconciliation of net loss to Adjusted EBITDA and a reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities. Net loss is the most directly comparable financial measure to Adjusted EBITDA and net cash provided by operating activities is the most directly comparable financial measure to Free Cash Flow, required by, or presented in accordance with GAAP.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	Our business depends on our ability to maintain a strong community around the Lulus brand with engaged customers and influencers;
●	Our success depends on our ability to anticipate, identify, measure, and respond quickly to new and rapidly changing fashion trends, customer preferences and demands, and other factors;
●	We rely on third parties to drive traffic to our platform;
●	Certain of our key operating metrics are subject to inherent challenges;
●	Use of social media, influencers, affiliate marketing, email, SMS, podcast advertisements, promotional partnerships and direct mail may adversely impact our brand and reputation or subject us to fines or other penalties;
●	If we are unable to continue connecting with our target customer base through effective marketing channels, it could have a material adverse effect on our business;
●	We may not accurately forecast income and appropriately plan our expenses;
●	If we fail to provide high-quality customer support or have significant changes to policies and/or services, third party or otherwise, it could have a material adverse effect on our business;
●	Changes in international trade regulation, including increases in tariff rates and the imposition of additional tariffs, could increase our costs and adversely impact our business;
●	A growing portion of our revenue is derived from wholesale partners, and changes in our relationships with, or the loss of, wholesale partners could adversely impact our financial condition and results of operations;
●	Our business is affected by seasonality, which could result in fluctuations in our results of operations;
●	We have outstanding borrowings, and we may incur additional indebtedness in the future;
●	We have a history of net losses and we may not be able to achieve or maintain profitability in the future;
●	We may not be able to successfully implement our growth strategy;
●	Our international growth strategy will largely depend on our ability to manage the unique challenges presented by international markets;
●	We operate in the highly competitive retail apparel industry;
●	We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends;
●	If we are not able to successfully maintain our desired merchandise assortment or manage our inventory effectively, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our merchandise;
●	Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events and regulations that adversely affect our suppliers or their ability to obtain financing for their operations;
●	Merchandise returns and damages could harm our business;
●	System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations;
●	We rely significantly on technology and systems to support our supply chain, payments, financial reporting and other key aspects of our business;
●	Our business relies heavily on email, SMS and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely or successfully deliver such communications could materially adversely affect our business, financial condition and results of operations;
●	The use of technology based on artificial intelligence presents risks;
●	Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, and warehousing;
●	We have two distribution facilities and disruptions to the operations at these locations could have a material adverse effect on our business, financial condition, cash flows, and results of operations;
●	We rely on third-party suppliers, manufacturers, distributors, and other suppliers, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements;
●	Many of our third-party suppliers and manufacturers are based in China, which exposes us to risks inherent in doing business there;

●	We plan to continue increasing the number of direct sourcing relationships with manufacturers overseas, but because our experience with direct sourcing is still relatively limited, we may be exposed to unforeseen risks that could have a material adverse effect on our business, financial condition, and results of operations;
●	We rely upon independent third-party transportation providers for substantially all of our merchandise;
●	A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth;
●	We may be unable to protect our trademarks or other intellectual property rights;
●	If our suppliers fail to comply with applicable laws, including a failure to use acceptable labor practices, or if our suppliers suffer disruptions in their businesses, we could suffer adverse business consequences;
●	Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise cause us to change the way we do business;
●	We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders;
●	We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting;
●	We expect that our stock price will fluctuate significantly;
●	There could be a material disruption to our business as a result of activist stockholders or others;
●	Short sellers of our stock may be manipulative and may drive down the market price of our common stock;
●	Our common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business;
●	We cannot guarantee that our 2024 Stock Repurchase Program will enhance long-term stockholder value and stock repurchases could increase the volatility of the trading price of our stock and could diminish our cash reserves;
●	Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition;
●	We have incurred goodwill impairment charges in the past, and may incur goodwill or intangible asset impairment charges again in the future;
●	There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand; and
●	We depend on our senior management personnel.

PART I

Item 1. Business.

Our Business

Lulus is a women’s clothing brand offering modern, feminine styles at accessible prices for every occasion. Our goal is to make every customer feel their most confident and beautiful for the moments that matter most. Lulus primarily serves a large, diverse community of Gen Z and Millennial women, who typically meet us in their 20s and stay with us through their 30s and beyond. We use direct customer feedback and insights to refine product offerings and elevate the customer experience. Lulus’ world-class personal stylists, bridal concierge, and customer care team provide thoughtful, personalized service to shoppers around the world.

We are focused on building authentic personal relationships with our customers and offering them coveted products they cannot purchase elsewhere. We incorporate the pulse of the consumer by engaging with her through reviews, feedback and one-on-one interactions with our style advisors, fit experts and bridal concierge across the web, social media, and the Lulus’ mobile app. Customers express their love for our brand on social media and by word-of-mouth (both in-person and online). We strive to provide opportunities for the customer to have an in-person connection with our products and the brand, through wholesale accounts with department stores and other brick and mortar retailers and in-person events.

A key differentiator of our business model from traditional fashion retail is our use of data to optimize almost all elements of our business. Nowhere is this more pronounced than in our product creation and curation cycle. Traditional merchandising approaches are risky and capital intensive, characterized by extended in-house design cycles, seasonal assortment decisions, deep buys, limited customer feedback, and high markdowns. Unlike traditional retailers, we leverage a “test, learn, and reorder” strategy to bringing new products to market almost every week; we test them in small batches, learn about customer demand and then quickly reorder winning products in higher volume to optimize profitability. This strategy allows us to rapidly convert new products into profitable sales on a consistent and repeatable basis while minimizing fashion and trend risk.

Why We Win

Customer-Driven Fashion Brand:    Lulus is one of the first digitally-native fashion brands in the United States (the “U.S.”) primarily serving Gen Z and Millennial women. We take pride in our ability to offer more luxurious fabrics and incorporate elevated stylistic details into our products relative to what is offered by other comparably-priced brands. Our obsessive focus on customer experience creates deep personal connections, which in turn rewards us with customer loyalty and word-of-mouth sharing of the brand.

Customer-Centric Experience:    We are passionate about building a brand synonymous with exceptional customer service. We have effectively brought the boutique experience online, developing one-on-one relationships with our customers in order to learn and then address their individual needs. Our customers value Lulus for our personalized fit and styling assistance from our live customer assistance when additional advice is required beyond that of our popular automated fit analyst tool. Further, we are able to offer standardized sizing across the Lulus assortment, simplifying the shopping experience and giving our customer confidence that she is selecting the best fit.

Leveraging Data to Best Serve our Customer:    We have built a massive dataset which gives us strong insight into our customers. Millions of customers have interacted with us, leaving detailed reviews, interacting with our on-demand Style Advisors, Fit Experts, and Bridal Concierge, and completing checkout surveys. Across Facebook, Instagram, Pinterest, Snapchat, TikTok, X, Threads, and YouTube, our over 8.9 million followers engage with us through their comments, feedback, photographs, and support of our brand. In aggregate, this data set gives us the ability to understand our customers’ preferences.

Marketing and Engagement Strategy:    We strive to engage with our customer where she is, in authentic and personalized ways: through our website, mobile app, email, SMS, social media and in-person connections. This strategy helps drive brand awareness while fostering deep connections with our customers. Our brand ambassador partnerships span a broad range of audience sizes and engagement levels, including nano- and micro-influencers, college ambassadors, and celebrity partners, all of whom are selected based on alignment with our brand and product offering.

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

Marketing

Our marketing strategy leverages our strong visual brand presence to build awareness and drive engagement with our large, diverse community of loyal customers. We integrate the power of data across multiple channels to offer a singular brand voice that speaks to Gen Z and Millennial women. We seek to meet the Lulus customer wherever she is, enabling her discovery of the brand and providing her opportunities to interact with others in the Lulus community. Through this engagement with our customers, we strive to build personal connections that are authentic and durable. We attract and engage customers through a combination of owned, earned and paid media.

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

Our Growth Strategies

Due to the mass market appeal of our brand, we believe there is a significant opportunity to bring new customers into the Lulus community through increased brand awareness. We intend to grow awareness of the Lulus brand and attract new customers through the following strategies:

●	Increase investment in top-of-funnel marketing to boost brand visibility and attract new audiences.
●	Deepen engagement through key wholesale collaborations, introducing Lulus to new customers, showcasing our product and expanding our retail presence.
●	Enhance performance-driven digital marketing strategies to maximize reach and efficiency.
●	Create engaging on-site experiences to improve customer interaction and drive conversions.
●	Expand into new marketing channels to reach untapped audiences.
●	Grow our brand ambassador program to deepen engagement and amplify brand stories.
●	Drive organic growth through loyalty programs, customer reviews, and social content.
●	Strengthen influencer partnerships through a more focused and efficient approach to reach and engage diverse audiences.
●	Host activations and events around key cultural moments to increase awareness and engagement.
●	Forge strategic brand partnerships to capture new audiences, engage partner communities, and create memorable customer experiences.

Enhance and Retain Existing Customer Relationships

We have a large Lulus community of 2.3 million Active Customers as of December 28, 2025. We continue to leverage data-driven customer insights to try to develop strong customer relationships and become a one-stop shop for Gen Z and Millennial women. For example, we have had success leveraging data-driven insights across categories to offer personalized suggestions and reminders at targeted points in time, and we are focused on expanding these capabilities to provide enhanced real-time recommendations and post-purchase engagement. Additionally, we continually develop and evaluate new tools and programs designed to improve the key customer metrics that drive our business, such as frequency of purchase and Average Order Value (“AOV”) through the following strategies:

●	Optimization of our website and mobile experience through continued A/B and multivariate testing;
●	Improvement of customer segmentation and personalization features;
●	Leveraging our multi-region distribution facilities to offer faster order delivery and developing new shipping options;
●	Enhancement of our Love Rewards® loyalty program, to engender even deeper brand engagement, drive repeat purchase behavior and increase wallet share;
●	Enhancement of our customer service through the expansion of our style advisors, fit experts, and bridal concierge dedicated to creating a truly personalized boutique experience;

●	Continued development of our brand positioning as a women’s clothing brand offering modern, feminine styles at accessible prices for every occasion; and
●	Incorporating new technology that enhances our customers’ experience.

We have learned that enhancing our existing customers’ experience drives increased word-of-mouth (in-person and online) recommendations, which in turn helps grow brand awareness. We leverage artificial intelligence (“AI”) and machine learning among other technologies to enhance customer experiences, including personalization, optimized marketing, improved product recommendations, and streamlined customer engagement.

Pursue Customer Expansion

We believe there is great potential to expand our customer base and drive growth within our existing core categories by focusing on, among other things, product size, fit, and construction. We remain focused on actively repositioning our casual wear and footwear categories and continuing to prioritize assortment optimization and strengthening our presence as a key destination for event dressing. Our engagement with potential and existing customers through product reviews, exit surveys, social media, and in-person feedback helps us understand the products they are most interested in shopping for, as well as those that could be improved. Our product development strategy enables us to test our assortment with minimal upfront investment and risk and gives us the ability to leverage our existing categories to attract new customers and drive repeat orders.

Expand our Channel Reach through Wholesale Partnerships

Our brand primarily operates direct-to-consumer, and while we expect that it will continue to operate in that manner as we continue to grow, we are focusing on channel expansion and wholesale initiatives to further build brand awareness, expand our reach and attract new customers. Lulus successfully launched in all Nordstrom stores across the U.S. in early 2026, and we intend to continue growing our successful wholesale initiatives with partners such as Dillard’s, Urban Outfitters, Amazon, Victoria’s Secret, and more. Lulus’ wholesale business grew 144% year-over-year from fiscal 2024 to 2025, and we believe there is continued opportunity to build partnerships that create mutual long-term value, expand awareness, reach new customers, and maintain a consistent brand experience.

Pursue International Expansion

While we expect the majority of our near-term customer demand to continue to come from the U.S., we believe that serving international customers represents a long-term growth opportunity. To date, we have shipped our merchandise to around 150 countries, with only limited marketing spend outside of the U.S., demonstrating our global appeal and broader market opportunity. We continue to focus on our platform, distribution and marketing process for international customers, allowing for a more optimized shopping experience, including more flexibility across languages and currencies, along with access to more communication channels and promotions. We believe that providing a localized shopping experience will significantly enhance our ability to serve customers in international markets.

Suppliers

We collaborate with a network of around 250 suppliers, who serve as our design and manufacturing partners. These suppliers often give us priority access and exclusivity to designs, given the strong relationships we have built over the last two decades. We do not have any long-term commitments requiring us to purchase minimum volumes from any supplier. We believe that continuing to enhance our localized shopping experience will improve our ability to serve customers in international markets.

Technology

The www.lulus.com website, mobile app, and merchandising, customer, order, and warehouse management systems are proprietary, purpose-built solutions with the goal of delivering the best possible customer experience and operational efficiency. From payment card industry compliant checkout to the software running on handheld barcode scanners in order fulfillment, these key software processes are developed, maintained, and enhanced by our in-house engineering and data teams with the objective to exceed our customers’ expectations in a scalable way. Data-driven insights are core to what we do at Lulus. Technology drives and supports our business in several foundational areas, like our merchandising test, learn and reorder model, our cost-efficient marketing, and high operational efficiency.

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

We combine purpose-built technology systems with customer focused engineering and data teams, to provide us with deep customer behavior insights. Integrating information from many available sources, from customer actions and feedback on the platforms to predictive analysis, continuously enhances our understanding of customer preference. This understanding allows us to activate personalization across our platform and in our various marketing channels. We utilize predictive analytics and AI to optimize our assortment and personalize the website experience through advanced search and product recommendations.

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

Security and Data Protection

We are committed to the security of our customers’ data and personal information. We aggregate and analyze data in order to optimize the customer experience internally, and do not monetize the information we collect by selling it to third parties for money for their own external purposes. We utilize both on-premise and cloud-based technologies and undertake technical and other administrative measures to ensure the protection of our systems and customer data. We use various in-house and third-party tools to support our security policies and procedures including multi-factor authentication, user access controls, server monitoring, network firewalls, web application firewalls, security content policies, security training, and data encryption. We also use external certified security partners to test for vulnerabilities in our software and infrastructure, and assist in our security practices, which are designed to comply with the Payment Card Industry Data Security Standard. Finally, we have implemented processes and procedures to allow customers to review and delete their non-transactional account data and to opt out of the sharing or selling of their personal information.

Competition

The women’s apparel, footwear, and accessories industry is large, fragmented, highly competitive and rapidly evolving. The industry consists of various brands and retailers that employ several different operating models at varying price points, and consumers have the option to shop both offline and online. Our competition includes traditional brands and retailers who market to consumers via offline and online channels. Our competition also includes e-commerce retailers that generally operate as online department stores for third-party and/or private label brands. Further, we may face new competitors and increased competition from existing competitors as we pursue increasing our brand awareness, growing our customer base, and channel and international expansion.

Competition in our industry is based on, among other things, quality, concept, price, breadth, and style of merchandise, as well as customer service, brand image, brand quality, strength of brand relationships, and ability to anticipate, identify, and respond to new and changing fashion trends. Because we are an early mover in our category, we believe we have a significant head start on becoming the go-to brand for Gen Z and Millennial consumers. As one of the first digitally-native brands, Lulus is well-positioned to capitalize on our deep digital footprint, social media infrastructure, loyal and active customer community, and product creation model. As a vertically integrated business, we retain full control of critical aspects of our business including brand, product, marketing, distribution, and customer service. Our long operating history means that we have collected a valuable dataset over the last decade while refining an efficient, scalable business model.

Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. In 2025, consistent with most years, our net revenue was the highest during the second quarter due to the typically higher demand for event dresses in the spring and summer.  Net revenue was the lowest during the fourth quarter given we are not a holiday gifting destination and event dress demand is typically lower during that time of year. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations. We recognized 23%, 29%, 26% and 22% of our annual net revenue during the first, second, third and fourth quarters of 2025, respectively.

Trademarks and Intellectual Property

Our trademarks, including LULUS® and ®, are registered with the U.S. Patent and Trademark Office. We own additional registrations, including LULU’S®, LOVELULUS®, LOVE REWARDS®, and COVETED CURATED COLLECTED®. Each registration is renewable indefinitely, contingent upon continued use of the mark at the time of renewal. We own the domain name, and have a registered U.S. copyright for, www.lulus.com. We believe Lulus’ trademarks have significant value in the marketing of our merchandise. We also have registrations in Canada, the European Union (the “EU”), the United Kingdom, Australia, Mexico, China, and several other countries, as well as additional pending international applications. We vigorously protect our intellectual property rights.

Regulation and Legislation

We are subject to laws and regulations governing labor and employment, advertising and promotions, privacy, safety, customer protection, retailers and the promotion and sale of merchandise, and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

We are also subject to a number of domestic and foreign laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include federal and state consumer protection laws and regulations, which address, among other things, the privacy and security of consumer information, sending of commercial email, usage of SMS, push notifications, and other messaging, and unfair and deceptive trade practices. We maintain operational processes to address privacy and marketing requirements, including consent and preference management for email, SMS and targeted advertising, honoring applicable opt-out rights, and applying data minimization and protective techniques (such as pseudonymization, tokenization or encryption, as appropriate) to reduce risk while supporting business functions.

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

Regulation of privacy and data security matters is a rapidly evolving area, and a growing number of U.S. states have enacted, or are considering, comprehensive privacy laws that establish varying requirements and individual rights. For example, California enacted the California Consumer Privacy Act (“CCPA”) which has been significantly amended and expanded by the California Privacy Rights Act (“CPRA”) and which, among other things, requires certain disclosures to California consumers, and affords such consumers new abilities to opt out of certain sales and sharing of personal information, including with regard to targeted advertising activities.

In addition, under applicable federal and state unfair competition laws, including the California Consumer Legal Remedies Act and Federal Trade Commission (“FTC”) regulations, we must, and our network of influencers may be required to, accurately identify product offerings, not make misleading claims on our websites or in advertising, and use qualifying disclosures where and when appropriate. The growth and demand for e-commerce could result in more stringent domestic and foreign consumer protection laws that impose additional compliance burdens on companies that transact substantial business on the internet. For additional information on our cybersecurity risk management, governance and controls, see Item 1C. Cybersecurity.

Our international business is subject to additional laws and regulations, including environmental laws and restrictions on imports from, exports to, and services provided to persons located in certain countries and territories, as well as foreign laws and regulations addressing topics such as advertising and marketing practices, customs duties and taxes, privacy, data protection, information security and consumer rights, any of which might apply by virtue of our sales in foreign countries and territories or our contacts with consumers in such foreign countries and territories. For example, the U.S. and China, where certain of our products are manufactured, have recently engaged in an escalating trade war, which has led to each side imposing tariffs that could adversely affect our business, financial condition and results of operations or cause us to relocate manufacturing to other countries and territories, which could disrupt our operations. The U.S. has imposed or threatened to impose tariffs on other countries as well, which could result in the adoption of retaliatory tariffs by those countries, including Canada and Mexico. In addition, the General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation (“UK GDPR”), the UK Data Protection Act 2018, and the Swiss Data Protection Act (“FADP”) impose stringent requirements regarding the collection, handling, use and transfer of personal data of individuals located in the European Economic Area (“EEA”) and provide for substantial penalties for noncompliance. These regulations impact the use of cookies, tracking technologies and other e-marketing efforts, and there have been significant recent European court and regulatory decisions in this area, including through privacy activists. More generally, many foreign jurisdictions have laws, regulations, or other requirements relating to privacy, data protection, and consumer protection, and countries and territories are adopting new legislation or other obligations with increasing frequency. Many of these laws may require disclosure to and consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. In addition, in June 2023, the EU's new Regulation (EU) 2023/1115 restricting sale in the EU of products that may cause deforestation or the degradation of forests entered into force. Initially, the regulation was set to apply from December 30, 2024, for large and medium-sized companies, and from June 30, 2025, for small and micro-sized enterprises. However, in response to concerns from global producers and internal EU stakeholders regarding preparedness and potential trade impacts, the European Union agreed to delay the implementation. The current compliance dates are December 30, 2026, for large and medium-sized companies, and June 30, 2027, for small and micro-sized enterprises. The regulation requires that certain commodities such as cattle, cocoa, coffee, oil palm, soya, wood, and rubber, and certain products derived therefrom, that are placed on the EU market, or exported from the EU market, no longer contribute to deforestation or forest degradation or do not originate from recently deforested land. The EU regulation contains requirements including due diligence and traceability obligations necessitating the linking of certain commodities and certain derived products to their place of production. We do not know of any existing environmental law, regulation nor condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.

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

Governance. Lulus’ ESG efforts are overseen by our Board of Directors through our Nominating and Corporate Governance Committee. Our General Counsel works with internal stakeholders, as well as with outside specialists, to set and implement our ESG strategy. Our ESG strategy and initiatives are discussed regularly at the Board of Directors level.

Approach. In 2022, we engaged a third-party ESG consultant to conduct a materiality assessment. Working with internal and external stakeholders, this process helped us to identify the priority material topics that our stakeholders care about. These priority material topics inform our efforts around ESG matters. We have also worked with a third-party greenhouse gas (“GHG”) consulting firm to assess our annual Scope 1 and 2 GHG emissions for each year since 2021. Gathering this data will enable us to set a baseline for our GHG Scope 1 and 2 emissions and is relevant for potential consideration in future plan(s). As the nature of product sourcing is a priority topic of interest to our stakeholders, we have established a Vendor and Supplier Code of Conduct which sets forth our expectations for working conditions in all factories producing Lulus products. Our Vendor and Supplier Code of Conduct can be accessed on our investor relations website, which is located at https://investors.lulus.com. We also provide training to our vendors and employees on responsible sourcing and production practices. In 2022, we engaged an outside supply chain risk management and audit company to evaluate our supply chain risks and develop an oversight and auditing program, under which we started conducting third-party audits in 2023. Lulus’ vendors and suppliers are subject to audit, at Lulus’ request, and are required to comply with all Lulus or third-party requests on behalf of Lulus to inspect or audit their facilities and records.

Recent Developments

Appointment of Permanent Chief Financial Officer

On February 3, 2026, the Company appointed Heidi Crane as its permanent Chief Financial Officer (“CFO”), effective February 4, 2026 (“Effective Date”). Ms. Crane, had served as the Company’s fractional CFO since October 2025. Upon the Effective Date, Ms. Crane transitioned to a full-time employee of the Company, as well as its principal financial officer and principal accounting officer.

Human Capital Resources

Employees and Demographics. Our employees, also known as the “LuCrew” are integral to our success, and we strive to prioritize our employees’ development, growth, and wellbeing. As of December 28, 2025, we had 523 full-time and 6 part-time employees. We use contingent labor in varying levels throughout the year to augment our workforce. None of our employees are represented by a labor union, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Company Culture and Values.  We are proud of our strong culture, which is embodied by our workforce. Our culture is defined by our core values: “All Voices, All In, Always Evolving.”

●	“All Voices”: Quality starts with people, including the people we serve, our customers. We listen closely to our customers, whose feedback shapes what we offer and how we show up. We also create space for every voice to be heard, ensuring all team members feel safe, seen, and valued. We raise the bar by sharing ideas, speaking up, actively listening, and working together because great work comes from collaboration, care, and connection.
●	“All In”: We take full ownership of our work, from big wins to the smallest details, because quality is everyone’s responsibility. We anticipate needs, care deeply about our customers and co-workers, and strive for excellence in everything we do. No task is too small, and no one is above rolling up their sleeves to get it right. We commit and are accountable to deliver our best to our customers and each other with pride, purpose, and accountability.
●	“Always Evolving”: Excellence requires evolution. We stay curious, seek feedback, and commit to getting better every day. From refining how we serve customers to improving product flow and internal processes, we pursue quality with intention and adaptability. Growth means knowing there’s always room to improve and that our journey forward is one we take together. Executing with quality isn’t a pass, fail, or a checkmark; it’s a continuous improvement cycle that keeps the Lulus experience feeling fresh, elevated, and uniquely ours.

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

All Voices. Our core value of “All Voices” recognizes the importance of respecting each other’s backgrounds and self-expression, and ensuring that both internally and in our public materials we reflect the customer base that we serve.  We are dedicated to fostering a culture of belonging, where every team member can show up as their authentic self and thrive. During 2025, we continued to dedicate internal resources to talent, culture and learning to help further the evolution of our All Voices core value as we continue to drive momentum in genuine ways. We held meaningful learning sessions, events sponsored by our multiple Employee Resource Groups (“ERGs”), and shared resources in our monthly employee newsletter. The ERGs create opportunities for employees to share their perspectives, connect with each other on a deeper level, and are intended to promote a culture that is open, inclusive and respectful. These groups have also contributed to greater understanding Companywide of different perspectives, with meetings, celebrations, and learning experiences open to the entire Company. Our ERGs continue to play a vital role in helping Lulus identify nonprofits to support. In 2025, we partnered with Gyrl Wonder and Altadena Girls Project, contributing monetarily and actively participating in their initiatives. Additionally, we provided clothing donations to various organizations, and our ERGs organized and participated in meaningful volunteer events within our communities.

Leadership and Development. Central to our “Always Evolving” core value is a dedication to developing our LuCrew members by providing them with skills and development opportunities. We have internal resources dedicated to employee learning and development. We continue to offer targeted leadership fundamentals training for our new and emerging leaders, a mentorship program as well as other opportunities for cross-functional knowledge sharing and collaboration.

Compensation and Benefits. Our compensation and benefits are designed to enable us to attract, motivate, and retain qualified and dedicated talent. We regularly evaluate wages and salary bands to be competitive with the market. We also offer competitive employee benefits including life and health insurance (medical, dental, and vision), paid time off, paid sick leave, Company holiday pay, paid parental leave, an Employee Stock Purchase Program and a 401(k) plan. We recognize milestone anniversaries both in our newsletter and with individual gifts.

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

Our success depends on our ability to acquire customers in a cost-effective manner. Customer expectations and the associated competitive pressures have increased, and in order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers and the websites and mobile apps of our competitors. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns can be expensive and may not result in cost-effective acquisition of customers. We also continue to invest in AI and generative AI technologies to enhance our customers’ shopping experience. We cannot assure that the benefit of acquiring new customers will exceed the cost. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire or retain customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition, and results of operations may be materially adversely affected.

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

We obtain a significant amount of traffic via social networking platforms or other third-party online channels used by our current and prospective customers. As e-commerce and social networking platforms continue to rapidly evolve, we must continue to maintain and establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. These third-party platforms may unilaterally and with little or no notice change, among other things, their algorithms, policies, fee structures, content moderation rules, data access, and programs in ways that could, among other things, increase our customer acquisition costs, or otherwise diminish the effectiveness and economics of our efforts. Our participation on these platforms also exposes us to certain operational and reputational risks. We have in the past, and may again in the future, encounter counterfeit or unauthorized sellers offering similar or infringing products at lower prices, which could impact, among other things, our pricing and brand equity.

Many platforms are now using some form of AI shopping features, some using generative and agentic AI, to recommend or complete shopping journeys, and we may not support or be discovered by all of these new uses. We also acquire and retain customers through paid search/product listing ads, paid social, retargeting, affiliate marketing, personalized email, direct mail marketing and in-person experiences. The recent introduction of AI and large language models (LLMs) within search and other marketing channels may change consumer search behavior and our ability to cost effectively acquire and retain customers. For example, in March 2025, Google introduced an experimental AI mode within its search platform and other platforms have or may in the future launch similar functionality. If we are unable to adapt to this and similar changes, our net sales growth and profitability may be adversely affected. If we are unable to cost-effectively drive traffic to our website or mobile app, our ability to acquire new customers and our financial condition would suffer.

We may be unable to maintain a high level of engagement with our customers and increase their spending with us, which could harm our business, financial condition, cash flows, or results of operations.

A high proportion of our net revenue comes from repeat purchases by existing customers, especially those existing customers who are highly engaged and purchase a significant amount of merchandise from us. If existing customers no longer find our merchandise appealing, they may make fewer purchases and may stop shopping with us. Even if our existing customers find our merchandise appealing, if customer buying preferences change, they may decide to purchase less merchandise over time. Additionally, if customers who purchase a significant amount of merchandise from us were to make fewer purchases or stop shopping with us, then our sales may decline. We experienced a decrease in the number of Active Customers in fiscal 2025 as compared to fiscal 2024. A continued decrease in the number of our Active Customers or a decrease in their spending on the merchandise we offer could negatively impact our business, financial condition, cash flows, and results of operations. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time and, if we are unable to do so, our business may suffer.

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

Our success depends on our ability to attract customers cost effectively. With respect to our marketing channels, we rely heavily on relationships with providers of online services, search engines, social media, directories, and other websites and e-commerce businesses to provide content, advertising banners, and other links that direct customers to our websites and retail store. We rely on these relationships to provide significant traffic to our website. In particular, we rely primarily on digital platforms, such as Google and Meta, as important marketing channels. Digital channels change their algorithms periodically, and our rankings in organic searches and visibility in social media feeds may be adversely affected by those changes, as has occurred from time to time, requiring us to increase our spending on paid marketing to offset the loss in traffic. Search engine companies may also determine that we are not in compliance with their guidelines and consequently penalize us in their algorithms as a result. Even with an increase in marketing spend to offset any loss in search engine optimization traffic as a result of algorithm changes, the recovery period in organic traffic may span multiple quarters or years. If digital platforms change or penalize us with their algorithms, terms of service, display and featuring of search results, or if competition increases for advertisements, we may be unable to cost-effectively attract customers.

Additionally, third-party AI tools and platforms are rapidly evolving and may change traffic patterns, search visibility, or shopping behavior in ways that we cannot predict or fully support. In recent years, a shift in customer search behavior has started, with an increasing number of individuals transitioning from traditional search engines like Google to AI platform answer engines such as ChatGPT and Copilot for certain types of queries. This transition stems from the way AI tools can effectively address certain questions that users once turned to search engines to answer. This evolution in how people are seeking information, even if often complementing, rather than replacing, the kinds of customer searches we typically focus on, could have a material adverse effect on our business.

Our relationships with digital platforms are not covered by long-term contractual agreements and do not require any specific performance commitments. These third-party platforms may unilaterally and with little or no notice change, among other things, their algorithms, policies, fee structures, content moderation rules, data access, the types of information we can use for targeted advertising, and programs in ways that could, among other things, increase our customer acquisition costs, or otherwise diminish the effectiveness and economics of our efforts. In addition, many of the platforms and agencies with whom we have advertising arrangements provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for some of these services has also increased. A significant increase in the cost of the marketing providers upon which we rely could adversely impact our ability to attract customers cost effectively and harm our business, financial condition, results of operations, and prospects.

Also, our ability to connect with customers remains highly reliant on key digital platforms. For example, we have cultivated a significant presence on TikTok, particularly among Gen Z customers, making any potential restriction or ban of this platform a considerable risk to maintaining that connection, engaging with customers and promoting our brand. Government actions, regulatory changes, or disruptions targeting specific platforms or their parent companies, such as TikTok, including potential bans, limitations on app store availability, forced divestitures, or heightened data-privacy and content-moderation requirements, could impair or eliminate our access to certain platforms, reduce user engagement, affect our ability to reach new customers or necessitate costly changes to our operations and technology. Increased scrutiny of endorsements and influencer advertising, data collection and cross-border data transfers, and AI–driven recommendations may also lead to new compliance obligations, enforcement actions, fines, or litigation, including class actions and claims under consumer protection, privacy, advertising, or intellectual property laws. If we or our influencers fail to comply with applicable platform terms or legal requirements, we could face account suspensions, content removals, monetization limits, or termination.

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

We use social media including Facebook, Instagram, Pinterest, Snapchat, TikTok, X, Threads, and YouTube, as well as affiliate marketing, email, SMS, podcast advertisements, promotional partnerships and direct mail as part of our multi-channel approach to marketing, and we encourage our customers to use social media while shopping. We utilize various marketing-related contests and giveaways that are subject to applicable laws. We also maintain relationships with thousands of social media influencers, who serve as our brand ambassadors, and engage in sponsorship initiatives. Laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. It may become more difficult for us or our partners to comply with such laws, and future data privacy laws and regulations or industry standards may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction, including our large network of social media brand ambassadors, may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, customers, or others. Any such inappropriate use of social media tools could also cause business interruptions and reputational damage.

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

We utilize a diverse array of marketing channels to engage our audience and drive traffic to our platform. These channels include organic content creation, affiliate marketing, email campaigns, SMS outreach, direct mail, paid search, social media marketing, and integrated brand campaigns designed to build awareness and deepen customer engagement. We also maintain promotional and strategic partnerships to extend our reach across multiple consumer touchpoints, including digital, out-of-home, and connected media formats.

This multi-channel approach is intended to reduce reliance on any single marketing channel and provide flexibility in an evolving media landscape. However, despite these efforts, our ability to effectively reach and engage customers remains significantly dependent on key digital platforms and third-party marketing channels. Changes in platform algorithms, advertising policies, pricing structures, audience behavior, or platform performance could reduce the effectiveness of our marketing efforts and increase customer acquisition costs.

In addition, the digital platforms we rely on are dependent on third-party mobile operating systems and infrastructure, including iOS and Android, which we do not control. Changes to operating system policies, privacy frameworks, data-sharing practices, or attribution capabilities could limit our ability to target, measure, and optimize marketing campaigns, potentially impacting traffic, conversion rates, and overall marketing efficiency.

Our marketing effectiveness may also be affected by increased competition for consumer attention, rising media costs, reduced effectiveness of paid channels, or shifts in consumer preferences that diminish engagement with existing formats or platforms. If we are unable to adapt our marketing strategies, messaging, or channel mix in response to these changes, our ability to acquire new customers, retain existing customers, and support our growth objectives could be adversely affected.

We may not accurately forecast income and appropriately plan our expenses.

We base our current and future expense levels on our operating forecasts and estimates of future income. Income and results of operations are difficult to forecast because they generally depend on the volume, timing and value of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be certain that the same growth rates, trends and other key performance metrics are meaningful predictors of future growth.  Additionally, our business is affected by general economic and business conditions around the world, competition, shifting trends and changes in consumer preferences. The rapid changes and uncertainty in global trade practices, including tariff rates, make it difficult to predict sales, inventory levels and gross margin could result in significant fluctuations in our net sales, margins and profitability from period-to-period.

Our operating expenses and investments are based on future estimates of net revenue, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected deviation from our sales forecast. This inability could cause our net income/(loss) after tax in a given quarter to be higher or lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our future share based payments, which includes the expected volatility of our share price and the expected life of share awards granted. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected or our net loss in a given quarter may be higher than expected.

Our ability to accurately forecast and plan expenses could be adversely impacted by a number of third-party factors outside of our control, including, but not limited to, supply chain- and transportation-related costs. Although we are able to update our forecasts and estimates based on current data and modify the pricing of our products accordingly, there is often a lag before such modified pricing is reflected in our operating results, and there is a limit to how much of any third-party cost increase we can pass onto our customers. Any such limits may adversely affect our results of operations.

If we fail to provide high-quality customer support or have significant changes to policies and/or services, third party or otherwise, it could have a material adverse effect on our business, financial condition, and results of operations.

Our ongoing customer support is important to the successful marketing and sale of our merchandise. Providing this support requires that our customer support personnel have fashion, retail, technical, and other knowledge and expertise, making it difficult for us to hire qualified personnel and scale our support operations. The demand on our customer support organization will increase as we expand our business and pursue new customers, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we are unable to hire and retain customer support personnel capable of consistently providing customer support at a high level, as demonstrated by their enthusiasm for our culture, understanding of our customers, and knowledge of the merchandise that we offer, our ability to expand our business may be impaired. Further, if we do not help our customers quickly resolve issues and provide effective ongoing customer support, our ability to sell additional merchandise to existing and future customers could suffer and our reputation would be harmed. If we modify our customer service policies or services, this may result in customer dissatisfaction and our ability to expand our business may be impaired. Our customer experience also depends on the availability and performance of third-party platforms and technologies we use to support customers. Any outages, disruptions, or performance issues affecting these systems could negatively impact our ability to support customers in a timely and effective manner. If we incorporate AI and automation into our customer support tools, we may be exposed to risks related to system accuracy, reliability, data handling, or evolving regulatory expectations, which could adversely affect the customer experience and our business.

Changes in international trade regulation, including increases in tariff rates and the imposition of additional tariffs, could increase our costs and adversely impact our business.

Due to our international sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing of products into the U.S. A predominant portion of the merchandise we sell is originally manufactured in countries other than the U.S., including China and Mexico. International trade disputes that result in increases in tariff rates, the implementation of new tariffs and other protectionist or retaliatory measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins.  For example, since February 2025, the U.S. government has imposed incremental tariffs on most goods imported from China. At various points in 2025, the total tariff rate on our goods imported from China reached 152.5%. These tariffs are in addition to a pre-existing Section 301 tariff of 7.5% and baseline Harmonized Tariff Schedule, or HTS, tariffs, which vary by product. On February 20, 2026, the Supreme Court of the U.S. ruled against President Trump's use of the International Emergency Economic Powers Act (“IEEPA”), to impose tariffs on global trade partners, effective immediately. The impact of this decision on previous tariffs that we have paid is undetermined while the case is returned to the Court of International Trade for reconsideration in accordance with the Supreme Court ruling. Following the Supreme Court ruling, the U.S. announced new 10% global tariffs under Section 122 of the Trade Act of 1974 effective February 24, 2026 for a period of 150 days.

Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products. If U.S. tariffs on China or other countries from which we source products are reinstated or are increased further, it may increase our cost of sales and may also increase the price of our products. We are working with our current suppliers to mitigate our exposure to current or potential tariffs and seeking opportunities to engage other suppliers, but there can be no assurance that we will be able to offset any increased costs or secure other suppliers. It is also possible one or more of these suppliers may suffer disruptions in their business or experience significant increases in the cost of their goods or services sold due to factors beyond their control, including changes in the import and export policies, including trade restrictions, new or increased tariffs, sanctions and countersanctions. Further, we may have to increase prices for our customers, which could reduce the competitiveness of our products and adversely affect customer demand and sales.

These and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the U.S. boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

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

A growing portion of our revenue is derived from wholesale partners, and changes in our relationships with, or the loss of, wholesale partners could adversely impact our financial condition and results of operations.

We have entered into a number of wholesale partnerships and intend to continue growing these initiatives. If any major wholesale partner decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic, inflationary pressures or recession, such actions could adversely affect our business and financial condition. In addition, competition between our wholesale partners may impact the prices at which they sell our products, thereby impacting the prices at which they are willing to buy products from us. Further, a decline in the performance or financial condition of a major wholesale customer—including bankruptcy or liquidation—could result in an adverse impact on revenue and require us to assume more credit risk relating to our receivables from that partner or limit our ability to collect amounts related to previous purchases by that partner. Any of these changes could also decrease our opportunities in the market and could adversely impact our financial condition and results of operations.

Our business is affected by seasonality, which could result in fluctuations in our results of operations.

We experience fluctuations in aggregate sales volume during the year. Historically, our net revenue has typically been highest in our second fiscal quarter and lowest in our fourth fiscal quarter. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. In addition, our customers may change their order patterns and buying habits, including frequency of purchase and/or number of items per order. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments online via credit and debit cards, Lulus gift cards, Lulus online credit, buy now pay later options, and other digital wallet services, which subject us to certain regulations and risk of fraud, and we may in the future offer new payment options to customers that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our results of operations. Certain payment processors may seek to implement reserves against our processed transactions which could negatively impact our cash flows should we continue to offer these payment methods to our customers. While we use third parties to process credit and debit card payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules (such as the PCI DSS 4.0 requirements) and regulations or experience a security breach involving payment card information, we may be subject to fines, assessments and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. Further, payment card associations and/or payment gateways have implemented requirements to engage a Qualified Security Assessor (QSA) or Internal Security Assessor (ISA) to validate our compliance with certain requirements. If we fail to successfully complete such validation or fail to comply with these requirements, we may be unable to complete our annual PCI compliance, which could result in rejection by payment processors, fines from payment card associations, increased transaction fees, or loss of our ability to accept credit card payments, any of which could have a material adverse effect on our business, financial condition, and results of operations. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. These balances could be impacted if one or more of the financial institutions in which we deposit money fails or is subject to other adverse conditions in the financial or credit markets.

We may incur significant losses from customer and/or credit card fraud and theft.

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

On August 14, 2025, we entered into a Loan and Security Agreement with White Oak Commercial Finance, LLC, as Administrative Agent, and the lenders party thereto (the “2025 Credit Agreement”). The 2025 Credit Agreement is comprised of an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is based on a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant for minimum excess availability under the 2025 Credit Agreement. It also requires us to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts) (as such terms are defined in the 2025 Credit Agreement).

As of December 28, 2025, the outstanding borrowing under the 2025 Credit Agreement was $14.4 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the excess availability covenant and the outstanding letter of credit, the unused availability was $1.3 million.

Our borrowing base fluctuates and directly impacts our ability to borrow additional amounts under the 2025 Credit Agreement. The covenants in the 2025 Credit Agreement could limit our ability to finance our future operations or capital needs, or to pursue available business opportunities. Additionally, we may be required to take certain actions that would act in a manner contrary to our business objectives to meet the covenants. Our failure to comply with any of the covenants under our 2025 Credit Agreement could prevent us from being able to draw on the revolving credit facility, cause an event of default under the 2025 Credit Agreement and result in an acceleration of our outstanding indebtedness and various other rights and remedies of the lenders including the sale of the collateral. If our outstanding indebtedness were to be accelerated, we likely would not be able to satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

We have incurred net losses for the past three years and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $14 million, $55 million, and $19 million in the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. Even as we try to manage our expenses and expand revenue, these efforts may be more costly than we expect and may not result in increased revenue or growth or margin improvements in our business in the future. Any failure to increase our revenue sufficiently to keep pace with our expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

We may not be able to manage our growth effectively, and such growth may adversely affect our existing resources and cause us to encounter challenges we have not faced before.

We have grown over the years, with our net revenue increasing from $133 million in 2016 to $282 million in 2025, with variability in the years between primarily attributed to the impact of the COVID-19 pandemic and the ensuing pent-up demand period followed by a period of macroeconomic pressures and more muted consumer spending. If we experience substantial growth in the future, it may strain our existing infrastructure, including our consolidated distribution facilities, information technology systems, financial controls, merchandising, and operations personnel, and place increased demands on our suppliers, to the extent we increase the size of our merchandise orders. New order delivery times could lengthen as a result of the strains that growth may place on our existing resources, and our growth may make it otherwise difficult for us to respond quickly to changing trends, customer preferences and other factors, which could impair our ability to continue to offer on-trend merchandise and could result in excess inventory, greater markdowns, loss of market share and decreased sales which, in turn, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage any expansion in future operations.

It is also possible that we may not continue to grow as expected, which may result in the need to reduce resources. Any reductions to current personnel, systems, procedures, and controls may not be adequate to support and effectively manage our business and future operations. We have implemented cost reduction measures in recent years that included workforce reductions and we may undertake similar measures in the future. Any such restructuring plans, reductions in force or other cost reduction measures could divert management attention, adversely affect employee morale and turnover, and damage our reputation as an employer, which could increase the difficulty of attracting, retaining and motivating qualified personnel and maintaining our corporate culture. Further, our reduced headcount following such restructuring plans and any further turnover may increase the difficulty of executing on our plans, including due to the loss of historical, technical or other expertise, and challenges of covering leaves of absence with a reduced headcount, which may have an adverse effect on our business, prospects and results of operations.

As we continue to pursue our international growth strategy, our success will largely depend on our ability to manage the unique challenges presented by international markets.

We intend to continue to sell products to customers located outside the U.S. Further, we may establish additional relationships in other countries to grow our operations. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the U.S., differences in consumer preferences and trends between the U.S. and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling, privacy, consumer protection, advertising, ESG and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. We cannot assure that our international efforts will be successful. International sales and increased international operations may be subject to risks such as:

●	burdens of complying with a wide variety of laws and regulations, including more stringent regulations relating to data privacy and security, particularly in the EU;
●	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
●	political, economic instability, terrorism and wars;
●	global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;
●	difficulties in staffing and managing foreign operations;
●	natural disasters;
●	trade restrictions;
●	differing employment practices and laws and labor disruptions;
●	differing consumer protection and product laws;
●	the imposition of government controls;
●	an inability to use or to obtain adequate intellectual property protection for our key brands and products;
●	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;
●	a legal system subject to undue influence or corruption;
●	a business culture in which illegal sales practices may be prevalent;
●	logistics and sourcing;
●	military conflicts; and
●	acts of terrorism.

The occurrence of any of these risks could negatively affect our international business and consequently our overall business, financial condition, and results of operations.

Risks Related to Our Industry

The global apparel industry is subject to intense pricing pressure.

The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the availability of raw materials in recent years. Additionally, the imposition or increase in tariffs, inflation and supply chain constraints could increase pricing pressure on our business. This pressure could have adverse effects on our business and financial condition, including:

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

We operate in the highly competitive retail apparel industry. We compete on the basis of a combination of factors, including our quality, concept, price, breadth, and style of merchandise, as well as our online experience and level of customer service, our brand image, and our ability to anticipate, identify and respond to new and changing fashion trends and customer demands. While we believe that we compete primarily with national and international apparel retailers and e-commerce businesses that specialize in women’s apparel, footwear, and accessories, we also face competition from foreign e-commerce platforms, national and regional department stores, specialty retailers, fast-fashion retailers, value retailers, and mass merchants. In addition, our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition, and results of operations.

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

Our competitors may also sell certain products or substantially similar products for prolonged promotional periods through online and also through outlet centers or discount stores, increasing the competitive pressure for those products. We cannot assure investors that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us. Competitive forces and pressures may intensify as our presence in the retail marketplace grows.

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

Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending. Customer purchases of discretionary retail items and specialty retail products, which include our apparel, footwear, and accessories, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of customer credit, inflation, high interest rates, high tax rates, high fuel prices, increased tariffs and global trade instability, and customer confidence with respect to current and future economic conditions. Customer purchases may decline during recessionary periods or at other times when unemployment is higher, fuel prices are higher or disposable income is lower. During 2023, 2024, and 2025, we experienced reductions in net revenue due to challenging macroeconomic conditions where consumers generally lowered their spending levels. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise to customers who seek value. Customer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions.

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

We offer our customers a broad merchandise assortment with new styles introduced virtually every day in small batches. This enables us to learn about customer demand using our proprietary reorder algorithm, which allows us to reorder best selling products in higher volume. We cannot assure investors that we will be able to continue to stock a broad assortment of merchandise at our current frequency. If we are unable to offer a broad merchandise assortment or manage our inventory effectively, customers may choose to visit our website less frequently, our brand could be impaired, we could lose sales, and our ability to compete successfully and our market share may decline. Further, any failure to manage our merchandise assortment or deficiencies in product testing may result in inaccurate demand forecasting and could lead to excess inventories which could result in higher markdowns. We have experienced logistics issues that have adversely affected our ability to manage our inventory in the past and may experience such issues in the future. If we are unable to identify the appropriate products to reorder in higher volume or successfully manage our desired merchandise assortment, it could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers or their ability to obtain financing for their operations.

We have many important supplier relationships. We do not own or operate any manufacturing facilities. Instead, we purchase nearly all of our merchandise from third-party suppliers. During 2025, our top nine suppliers accounted for approximately 50% of our purchases, with no single supplier accounting for more than approximately 9.0% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify if needed or to improve the quality, look, and fit of the item. We must also be able to quickly source merchandise and place orders in order to successfully execute our strategy of rapidly responding to evolving fashion trends. Merchandise may not be available to meet our fashion needs on a timely basis, at competitive prices, or at all. Due to the nature of our product strategy, we do not have long-term commitments with any of our suppliers, and we generally operate without any contractual assurances of continued supply, pricing, or access to new products. Our standard terms and conditions do not commit us or our suppliers to any particular quantities, which are established on a purchase order basis.

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

Suppliers, to the extent they obtain merchandise from outside of the U.S., are subject to trade restrictions, including tariffs, safeguards, or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. For example, since February 2025, the U.S. government has imposed incremental tariffs on most goods imported from China. In addition, U.S. tariffs on goods imported from certain other countries included an incremental reciprocal tariff of 10% imposed since April 2025. On February 20, 2026, the Supreme Court of the United States of America ruled against President Trump's use of IEEPA, to impose tariffs on global trade partners, effective immediately. The impact of this decision on previous tariffs paid is undetermined while the case is returned to the Court of International Trade for reconsideration in accordance with the Supreme Court ruling.

 Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products. If U.S. tariffs on China or other countries from which we or our suppliers source products are reinstated or are increased further, it may increase our cost of sales and may also increase the price of our products. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our sales.

These and other trade restrictions could have a significant impact on our suppliers’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our suppliers’ merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against items we offer, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our suppliers, and we would expect the costs to be passed along in increased prices to us, which we may be unable to pass on to our customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Merchandise returns and damages could harm our business.

We allow our customers to return merchandise, subject to our return policy. If merchandise return economics become more costly, our business, financial condition, and results of operations could be harmed. Further, we modify our policies relating to returns or damages from time to time, which may result in customer dissatisfaction or an increase in the number of merchandise returns or damaged products. Supplier non-compliance can also result in increased returns or damages. From time to time, our products are damaged or lost in transit or damaged by customers, which can increase return rates and inventory write-offs and harm our brand. Competitive pressures could cause us to alter our shipping policies, which could also result in customer dissatisfaction or an increase in the number of merchandise returns or damaged products. Due to our customer friendly return policy and consumer behavior, we have experienced and may in the future experience heightened levels of returns, which have and may continue to negatively impact our operating results and financial position. We have also experienced and may in the future experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, high inflation, high interest rates, recession or fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

Further, international returns may harm our gross margin if we are unable to successfully recover applicable duties and taxes. For merchandise returned by customers in certain countries, we refund the full amount of the customer’s purchase to the customer, including applicable duties and taxes, and must separately attempt to recover the amount of duties and taxes paid by the customer from the relevant government authority. Our ability to recover such duties and taxes may be limited by country, shipping carrier and other factors.

Risks Related to Our Technology Infrastructure

System security risk issues, including any real or perceived failure to protect confidential or personal information against security breaches and disruption of our internal operations or information technology systems, could have a material adverse effect on our business, financial condition, and results of operations.

External parties, such as experienced computer programmers and hackers, or even internal users (including both employees and non-employees with authorized access), may be able to penetrate or create systems disruptions or cause shutdowns of our networks, systems and applications or those of third-party companies with which we have contracted to provide services. We collect and use personal information about our employees, customers and others, and sometimes rely upon third-party service providers to maintain or process data on our behalf and to provide security for the information in their possession. Any real or perceived compromise of such information could deter customers from using our platform, subject us to governmental investigations and/or enforcement actions, fines and penalties, litigation, claims and other liabilities, and harm our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures, timeliness of applying updates to vulnerable systems or other factors within or beyond our control. Such failures or breaches in our information systems could also result in the disclosure, misappropriation, modification or misuse of, or unauthorized access to, our confidential, proprietary, or personal information, disruption of our operations or damage to our networks and systems. An increasing number of websites, including several large internet companies, have disclosed breaches of their security, some of which have involved increasingly sophisticated and highly targeted attacks on portions of their sites. For example, online businesses have been targeted with attacks aimed at compromising the security of payment card information submitted by customers for online purchases, including by injecting malicious code or scripts on website pages or by gaining unauthorized access to payment systems. As an online retailer, we may be targeted with similar attempts.

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

Further, when integrating or introducing AI and generative AI technologies into our platforms, processes and systems, we may be exposed to new or expanded liabilities and risks due to elevated governmental scrutiny and monitoring, litigation, data privacy risks and compliance issues in a disparate and at times conflicting regulatory environment, all of which could negatively affect our financial performance and business reputation.

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

Our business is highly dependent upon email, SMS and other messaging services for promoting our brand and platform. We send promotional email and SMS messages and push notifications to inform customers of new products, shipping specials and other offers, and transactional emails and SMS messages to communicate updates to customer orders and returns or to respond to customer outreach. We believe these messages are an important part of our customer experience. If we are unable to successfully deliver emails, SMS or other messages to our subscribers, or if subscribers decline to open or read our messages, our net revenue and profitability would be materially adversely affected. Changes in how web, mail and carrier services block, organize and prioritize messaging may reduce the number of subscribers who receive or open our messages. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of email, SMS or other messages could also adversely impact our business. From time to time, email service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that could result in our inability to successfully deliver emails or other messages to customers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email, SMS and other messaging services to send communications to customers may also result in legal claims against us, which may cause us increased expense, and if successful, might result in fines or orders with costly reporting and compliance obligations or might limit or prohibit our ability to send email, SMS or other messages.

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

We use or may in the future use AI and machine learning in our business to, among other things, facilitate personalized customer journeys, predict shopping behaviors, optimize marketing, generate data aggregation, summarizations and insights, and streamline workflows. Issues relating to our use or potential use of new and evolving AI technologies may cause us to experience brand or reputational harm, competitive harm, customer loss, legal liability or new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, sensitive, proprietary, or confidential information of the Company and employees could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or confidential information, harming our competitive position and business. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. The use of AI also brings ethical issues related to privacy, customer monitoring and consent and transparency of use, as well as potential for bias and discrimination. We have implemented a policy and guidelines for employee use of AI tools and may implement access controls and other safeguards for certain AI use cases. We also assess third-party AI tools and services through risk-based diligence and impose contractual requirements, where we seek to manage risks relating to ownership and licensing of input and output data. However, uncertainties remain with respect to evolving intellectual property rights and privacy requirements.

Generative AI or machine learning models may create incomplete, inaccurate, offensive or otherwise flawed outputs, some of which may appear correct. Further, AI algorithms are based on machine learning and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. We may engage in testing, review, or monitoring commensurate with the use case to help identify and address issues such as inaccuracy, bias, or drift; however, such measures cannot eliminate these risks. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us. Further, any outputs that we create using generative AI technologies may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI-enabled systems used in our business, or if we experience cybersecurity incidents in connection with our use or any third party’s use of AI-enabled tools, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, data privacy, cybersecurity, publicity, contractual or other rights.

In addition, uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. The timing, scope, and enforcement of such requirements remain uncertain. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

Government regulation of the Internet and eCommerce is evolving and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to regulations and laws specifically governing the Internet and eCommerce. Existing and future regulations and laws could impede the growth of the Internet, eCommerce or mobile commerce. These regulations and laws may involve online payments, taxes, tariffs, privacy, data protection, data security, anti-spam, content protection, website accessibility, Internet neutrality, AI, automated decision making, electronic contracts and communications, consumer protection, website accessibility, Internet neutrality and gift cards. Additional examples include intermediary liability protections, online platform liability, content moderation, online child safety, packaging and recycling requirements, seller certification and representative requirements, and know-your-customer/business regulations.

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

Most of our merchandise is shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our merchandise is imported, we may incur increased costs related to air freight or use of alternative ports. Shipping by air is significantly more expensive than shipping by ocean and our margins and profitability could be reduced. Shipping to alternative ports could also lead to delays in receipt of our merchandise. We rely on third-party shipping companies to deliver our merchandise to us. Failures by these shipping companies to deliver our merchandise to us or lack of capacity in the shipping industry could lead to delays in receipt of our merchandise or increased expense in the delivery of our merchandise. Geopolitical tensions in early 2026 involving Iran, the U.S., Israel, and multiple Gulf states have introduced potential volatility in oil markets that could result in higher fuel-related surcharges from carriers. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

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

We have one distribution facility located in California and one in Pennsylvania. All of our merchandise is shipped from our suppliers to one of our distribution facilities and then packaged and shipped from our distribution facilities to our customers. The success of our business depends on our timely receipt of merchandise so we can continuously bring new, on-trend products online for sale. The success of our business also depends on customer orders being timely processed and delivered to meet promised delivery dates and satisfy our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facilities to support both our current level of operations and any increased levels that may follow from future growth plans. We may be unable to accommodate future growth using our existing distribution facilities. In such case, we will either need to expand and upgrade our existing distribution facilities or open additional distribution facilities. Upgrading our existing distribution facilities or transferring our operations to a facility with greater capacity will require us to incur additional costs, which could be significant, and may require us to secure additional favorable real estate or may require us to obtain additional financing. Appropriate locations or financing for the purchase or lease of such additional real estate may not be available at reasonable costs or at all. Our failure to provide adequate order fulfillment, secure additional distribution capacity when necessary, or retain a suitable third-party logistics provider could impede our growth plans. Further increasing this capacity could increase our costs, which in turn could have a material adverse effect on our business, financial condition, and results of operations. Alternatively, based on our assessments and if required by business conditions, we may make capital investments to move or close all or part of additional distribution facilities in the future. These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes, which could result in an adverse impact on our operating results, cash flows and financial condition.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers to source and manufacture many of our products under our owned brand, and those third-party suppliers source from manufacturers based primarily in China and, to a lesser extent, countries such as Mexico, Vietnam, India and the U.S. We are also working to strategically establish more direct sourcing relationships with manufacturers overseas. We engage our third-party suppliers and manufacturers on a purchase order basis combined with customary terms and conditions and are not party to any long-term contracts containing purchase obligations. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other clients and the demands of those clients. If we experience significant increases in demand or need to replace a significant number of existing suppliers or manufacturers, we cannot assure that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements.

In addition, quality control problems, such as the use of materials and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. We do not regularly inspect our suppliers and quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales, and creating inventory write-downs for unusable products. Further, we cannot assure that we will be able to detect, prevent or fix all defects that may affect our merchandise, which could hurt the image of our brand and is critical to maintaining and expanding our business. Any negative publicity or lawsuits filed against us related to the perceived quality of our products could harm our brand and decrease demand for our products.

Countries from which we or our vendors obtain products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the U.S. may impose new duties, quotas and other restrictions on imported products. This could disrupt the supply of such products to us and adversely affect our operations. The U.S. Congress periodically considers other restrictions on the importation of products obtained for us. The cost of such products may increase for us if applicable duties are raised or import quotas with respect to such products are imposed or made more restrictive.

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

In addition, our suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Sourcing products from China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, environmental regulations, land use rights, intellectual property, currency controls, network security, sanctions, embargoes, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Further, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in these jurisdictions. Imports into the U.S. of products from China may also be subject to increased risk of seizure by Customs and Border Protection in light of enforcement directives established by the Uyghur Forced Labor Prevention Act, or UFLPA, and regulations issued pursuant to UFLPA.

Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

We plan to continue increasing the number of direct sourcing relationships with manufacturers overseas, but because our experience with direct sourcing is still relatively limited, we may be exposed to unforeseen risks that could have a material adverse effect on our business, financial condition, and results of operations.

In an effort to address some of the challenges with our current supply chain, including pricing, geopolitical challenges, competing orders placed by other clients, and overall risks of doing business in China, we are working to strategically build upon our direct sourcing relationships with manufacturers overseas across various locations. We have some experience with direct sourcing relationships but overall, our experience is limited in comparison to our third-party supplier relationships. We may not be successful in establishing direct sourcing relationships, and we may not successfully identify the correct suppliers or countries in which to establish relationships or correct business or legal terms to govern the relationships. If we engage suppliers whose materials and/or delivery of products do not meet our quality control standards and specifications or comply with applicable laws or regulations, our operating results and reputation could be materially adversely impacted. We may not be successful in obtaining the margin benefits we are anticipating from direct sourcing, and may experience difficulties with order quantities, payment terms, quality, third-party, regulatory compliance, and customs complexities.  If any of these events occur, our results of operations, financial condition,  and cash flows could be materially and adversely affected.

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

We purchase our merchandise from numerous third-party domestic and international suppliers. Failure by us or our third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in the cancellation of orders by customers and termination of relationships, among other things. Some of the merchandise we sell may expose us to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, some of our agreements with our suppliers may not indemnify us from product liability for a particular supplier’s merchandise or our suppliers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Our standard vendor terms and conditions require suppliers to comply with applicable laws and to warrant that the products are made without use of child labor, convict labor, indentured or bonded labor, or labor obtained through human trafficking. Our Vendor and Supplier Code of Conduct, which our vendors contractually agree to, further sets forth our baseline expectations for safe and humane factory conditions. Failure of our suppliers to comply with applicable laws, regulations and contractual requirements or to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand and lead to legal claims against us, resulting in increased legal expenses and costs. Further, damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

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

We believe that our trademarks are integral to our business and our success in building our brand image and customer loyalty. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand and have registered, or have applied to register, those trademarks that we believe are important to our business with the U.S. Patent and Trademark Office and in many foreign countries. We cannot assure that our applications will be approved or that these registrations will prevent imitation of our name, merchandising concept, website design or merchandise or the infringement of our other intellectual property rights by others. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In certain cases, the merchandise we sell is purchased on a non-exclusive basis from suppliers that also sell to our competitors. While we use our brand name on these items, our competitors may seek to replicate aspects of our business strategy and online experience, thereby diluting the experience we offer and adversely affecting our brand and competitive position. Imitation of our name, concept, website design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition, and results of operations.

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

We collect personal information and other data from our employees, customers, prospective customers and others to provide products and services, to support, expand and improve our business, and to tailor our marketing and advertising efforts. We may also share customers’ personal information with certain third parties as authorized by the customer or as described in our privacy policy. Sophisticated hackers and cybercriminals employ advanced techniques, including social engineering and automated attacks, which may evade detection for extended periods. A breach of our networks, or those of our service providers or vendors with whom we provide or grant access to information, could result in the loss of confidential business and financial data, misappropriation of personal information of customers or employees, and disruption of business operations. Such incidents could materially adversely affect our business through impaired customer relationships, loss of sales and customers, potential fines and lawsuits, significant legal and remediation costs, and damage to our brand. If we expand or enhance mobile applications or age sensitive experiences, we may be subject to additional or evolving requirements related to youth privacy, age verification and age-appropriate design, and app distribution platform policies, and any failure or perceived failure to comply could lead to enforcement actions, litigation, reputational harm, or business interruption.

In addition, we are subject to an increasingly complex, and sometimes conflicting, set of legal obligations related to data protection, privacy and information security in the U.S., Europe, Canada and other countries where we do business, and there will continue to be new proposed laws and regulations and changes to existing legal frameworks that govern how we collect, use, share, and process personal data. In the U.S., multiple states have enacted, or are considering, comprehensive consumer privacy laws, that establish varying obligations and individual rights, and these laws continue to evolve rapidly. The CCPA (as amended by the CPRA), the most stringent state privacy law, grants California residents data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, the right to request to opt-out of certain sales of such personal information as well as a private right of action for certain data breaches. The European Union adopted the GDPR and the United Kingdom enacted the UK General Data Protection Regulation (which implements the GDPR into UK law); both of which impose significant compliance requirements, including extensive documentation requirements and granting certain rights to individuals to control how businesses collect, use, disclose, retain and leverage information about them or how they obtain consent from them. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various provincial laws require companies to give detailed privacy notices to consumers; obtain consent to use personal information, with limited exceptions; allow individuals to access and correct their personal information; and report certain data breaches.

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

Our suppliers source the merchandise we sell from manufacturers both inside and outside of the U.S. Although our suppliers are required to comply with all applicable laws, including labor and employment, immigration, customs, environmental and product safety, we do not own, supervise or control our suppliers or the manufacturers that produce the merchandise we sell. In the past, we have purchased merchandise from our suppliers solely within the U.S. Over the course of the last past few years, we have increased and expect to further increase direct purchases from suppliers outside the U.S., which may expose us to additional risks. The violation, or perception of any violation, of any labor, immigration, product safety, or other laws by any of our suppliers, their U.S. and non-U.S. manufacturers, or our direct suppliers, such as use of forced or child labor, or the divergence of the labor practices followed by any of our suppliers or these manufacturers from those generally accepted in the U.S., could damage our brand image or subject us to boycotts by our customers or activist groups which could have a material adverse effect on our business, financial condition, and results of operations.

Any event causing a sudden disruption of manufacturing or imports, including the imposition of additional import restrictions, could interrupt, or otherwise disrupt the shipment of finished products to us by our suppliers. Political and financial instability outside the U.S., strikes, adverse weather conditions or natural disasters that may occur or acts of war or terrorism in the U.S. or worldwide, may affect the production, shipment or receipt of merchandise. These factors, which are beyond our control, may require us to modify our current business practices or incur increased costs and could have a material adverse effect on our business, financial condition, and results of operations.

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

The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax, to our business and to our retailers and brands is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. As a result, amounts recorded may be subject to adjustments by the relevant tax authorities. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to the businesses of our retailers and brands. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate e-commerce. For example, state and local taxing authorities in the U.S. and taxing authorities in other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. Multiple U.S. states have enacted related legislation and other states are now considering similar legislation. Such legislation could require us to incur substantial costs in order to comply, including costs associated with legal advice, tax calculation, collection, remittance and audit requirements, which could make selling in such markets less attractive and could adversely affect our business. In 2018, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by that state, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. Most U.S. states have enacted new sales tax laws requiring remote vendors and online marketplaces to collect, remit and report sales tax. While we now collect, remit, and report sales tax in all states where we have assessed such obligation, it is still possible that one or more jurisdictions could assert that we have a liability from previous periods that could result in additional liabilities.

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

As of the date of this Annual Report on Form 10-K, our executive officers, directors, and principal stockholders own, in the aggregate, approximately 75% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation, and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our officers, directors, and principal stockholders and could have an adverse effect on the price of our common stock.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the U.S. as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or our directors, officers, or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of the Company, (2) action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to the Company or our stockholders, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any director or officer of the Company governed by the internal affairs doctrine. Additionally, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against a defendant to such complaint. The choice of forum provisions would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, as Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

Risks Related to Ownership of Our Common Stock

We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for stockholders to sell our common stock.

We are required to meet the continued listing requirements of Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum share price, minimum stockholders' equity or market capitalization, and certain other continued listing standards and corporate governance requirements.

We previously failed to meet the continued listing requirements of the Nasdaq Global Market under Nasdaq rules.  Specifically, we received a deficiency letter from Nasdaq on February 27, 2025 regarding not being in compliance with the minimum close bid price of $1.00 per share required for continued listing, and we received a deficiency letter on May 21, 2025 regarding not being in compliance with the minimum $10 million of stockholders' equity required for continued listing on the Nasdaq Global Market. We regained compliance with these deficiencies through our implementation of a 1-for-15 reverse stock split in July 2025 and our transfer to the Nasdaq Capital Market in June 2025, respectively. While we are currently in compliance with the continued listing requirements of the Nasdaq Capital Market, there can be no guarantee that we will be able to maintain compliance with these requirements in the future. If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market in the future, our common stock could be delisted.

If our common stock is delisted from Nasdaq, we and our stockholders could face significant material adverse consequences including:

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

Securities markets worldwide and our stock price in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our Company. The market volatility, as well as general economic, market or political conditions, could reduce the market price or demand of our common stock regardless of our results of operations. The trading price of our common stock has been volatile and subject to significant price fluctuations, as observed in the last few years. Since our reverse stock split became effective on July 7, 2025, the closing price of our common stock has ranged from $3.25 to $26.16. Our daily trading volume has ranged from fewer than 2,000 shares to approximately 23 million shares. Our common stock is likely to continue to be volatile and subject to significant price fluctuations in response to many factors, some of which may be beyond our control. These factors include, without limitation:

●	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC, earnings or other announcements by us or other retail apparel companies, and/or filings or public announcements by stockholders, including filings on Schedule 13D filed with the SEC;

●	fluctuations in quarterly results of operations, as well as differences between our actual financial results and results of operations and those expected by investors;
●	changes in our merchandise mix and supplier base;
●	timing of promotional events;
●	changes in key personnel;
●	entry into new markets;
●	changes in customer preferences and fashion trends;
●	announcements by us or our competitors of new product offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments;
●	actions by competitors;
●	inventory shrinkage beyond our historical average rates;
●	changes in operating performance and stock market valuations of other retail companies;
●	investors’ perceptions of our prospects and the prospects of the retail industry;
●	“short squeezes” and meme-like trading of our common stock or the common stock of companies in our industry;
●	announcements, media reports, or other public forum comments related to litigation, claims, or reputational charges against us;
●	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates, or the failure of those analysts to initiate or maintain coverage of our common stock;
●	the development and sustainability of an active trading market for our common stock;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
●	future sales of our common stock by our officers, directors, and significant stockholders;
●	global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;

●	political unrest, terrorism and wars which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;
●	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, other natural disasters, pandemics, or responses to these events; and
●	changes in accounting principles.

These and other factors may cause the market price and demand for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. As a result of these factors, our quarterly and annual results of operations and sales may also fluctuate significantly.

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

 There could be a material disruption to our business as a result of activist stockholders or others.

The Company has been and may be in the future subject to various legal and business challenges due to proposals or actions instituted by activist stockholders or others. For example, a stockholder filed a Schedule 13D on January 9, 2026, specifying various proposals for the Company to consider. Responding to such efforts can be costly and time-consuming, disrupt our business, and divert the attention of our Board, management, and employees from the pursuit of our business strategies. Activist stockholders or others may also cause perceived uncertainties as to the future direction of our Company or strategy which may make it more difficult to attract and retain qualified personnel and may affect our relationships with customers, suppliers, investors, and other third parties. In addition, any proxy contest or threatened proxy contest for the election of directors at our annual meeting could require us to incur significant legal and advisory fees and proxy solicitation expenses and require significant time and attention by management and our Board. Any such legal and/or business challenges instituted by activist stockholders or others or the perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

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

Our common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business. Currently, limited analysts cover our common stock. A failure to obtain analyst coverage, or limited analyst coverage, of our common stock may mean that our price may never achieve levels that we think are fair and that our trading volume never achieves levels that are sufficient to attract additional investor interest.

Even if more analysts begin to cover our common stock, analysts’ estimates are based upon their own opinions and are often different from the estimates or expectations of management. Analysts could downgrade our common stock or publish inaccurate or unfavorable research about our business, which would likely cause the price of our securities to decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline.

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

We cannot guarantee that the 2024 Repurchase Program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Although our Board of Directors authorized a Stock Repurchase Program in 2024, allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the “2024 Repurchase Program”), the 2024 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of common stock. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including stock price, trading volume, market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. The 2024 Repurchase Program has no expiration date but it may be modified, suspended or terminated at any time, and we cannot guarantee that we will purchase shares up to the full dollar amount authorized by the 2024 Repurchase Program or that it will enhance long-term stockholder value. The failure to repurchase common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively affect our stock price. Furthermore, our execution of the share repurchase program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of the 2024 Repurchase Program may result in a decrease in the trading price of our common stock. In addition, the 2024 Repurchase Program could diminish our cash reserves.

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

We incurred goodwill impairment charges in the past and may incur goodwill or intangible asset impairment charges again in the future, which could adversely affect our business, financial condition and results of operations.

We evaluate indefinite-lived intangible assets, including goodwill and our tradename, for possible impairment annually, on the first day of the fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that an impairment may have occurred. We evaluate long-lived assets for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. During the fourth quarter of 2024, we concluded that a sustained decline in our stock price coupled with continuing net losses were significant enough factors to warrant a quantitative assessment. As a result of the goodwill impairment test conducted in the fourth quarter ended December 29, 2024, we concluded that the carrying value of our single reporting unit exceeded the fair value, and a goodwill impairment charge of $28.4 million was recorded, while $7.0 million of goodwill remained on our consolidated balance sheet. No goodwill impairment was recorded for the year ended December 28, 2025.

It is possible that we could incur another impairment charge for goodwill or intangible assets in future periods if (i) overall economic conditions in fiscal 2026 or future years vary from our current assumptions; (ii) business conditions or strategies change from our current assumptions; (iii) there is further deterioration to our stock price; (iv) investors require higher rates of return on equity investments in the marketplace; or (v) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Any future impairment charge for goodwill or intangible assets could adversely affect our business, financial condition and results of operations.

There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

As a public company, we face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, data protection and privacy claims, customer protection claims, and product-oriented allegations. These claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time and allocation. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our principal offices and one of our distribution facilities are located in California, an area which has a history of wildfires and earthquakes, and are thus vulnerable to damage. We have a second distribution facility in Pennsylvania. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the U.S. or internationally, could disrupt our operations in any of our offices and distribution facilities or the operations of one or more of our third-party providers or suppliers. For example, in January 2025, there were major wildfires in the Los Angeles area that impacted some of our employees. There have also been wildfires near our principal office. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to customers from or to the impacted region, our suppliers’ ability to ship merchandise or our ability to operate our platform. In addition, these types of events could negatively impact customer spending in the impacted regions. Sales of certain seasonal apparel items are dependent in part on the weather and may decline when weather conditions do not favor the use of this apparel. To the extent any of these events occur, our business and results of operations could be adversely affected.

Climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may adversely affect our business and financial results and damage our reputation.

Our business and results of operations could be adversely affected by climate change and the adoption of new climate change related laws, policies and regulations. Certain concerns about climate change and greenhouse gas emissions have led to the adoption of various regulations and policies, including the Paris Agreement negotiated at the 2015 United Nations Conference on Climate Change. Climate change may impact our business in numerous ways. For example, governments may impose additional legal requirements and/or impose new taxes to finance efforts to reduce the impact of climate change, which may increase shipping and freight costs and prices for our products. We also face the risk that governmental or non-governmental organizations may increase their focus on the fashion sector and implement greater environmental regulation on the fashion sector in the U.S. or the fashion sector in other markets. For example, the fashion industry’s process for dying fabrics uses large quantities of water, and the disposition of the waste water is often regulated and may affect the environment. Increased scrutiny and regulation of this practice may adversely affect our business. If we or our suppliers are required to comply with new or additional legislation and regulations to mitigate or reduce the potential impact of climate change, or if we choose to take voluntary steps to mitigate or reduce such potential impact, we may experience increases in raw material costs, energy, production, transportation, capital expenditures, insurance premiums and deductibles, which could adversely impact our business or results of operations. Inconsistency of legislation and regulations among jurisdictions may also adversely affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the breadth of potential regulatory change in the countries in which we operate. Additionally, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. If any such climate changes or additional climate change were to occur, they could have an adverse effect on our financial condition and results of operations.

Increased scrutiny and changing expectations from investors, customers, employees and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across industries are facing increasing scrutiny related to their ESG practices and reporting. Certain investors, customers, employees and other stakeholders have focused on ESG practices and placed importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus and demand, public reporting regarding ESG practices has become more broadly expected and required in certain circumstances.

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

Our ability to achieve any ESG objective or goal, and accurately and transparently report our progress is subject to numerous operational, financial, legal and other risks, many of which are dependent on the actions of third parties and outside of our control. Examples of such risks include:

●	the availability and cost of low- or non-carbon-based energy sources;
●	the evolving regulatory requirements affecting ESG standards or disclosures;
●	the availability of suppliers that can meet our ESG standards;
●	our ability to recruit, develop and retain talent in our labor markets; and
●	the success of our organic growth and acquisitions or dispositions of businesses or operations.

If we fail, or are perceived to be failing, to meet the objectives, goals or standards included in any sustainability disclosure or the expectations of our various stakeholders or if we are perceived to have not responded appropriately by certain parties, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention. In addition, in recent years, investor advocacy groups and certain institutional investors have placed importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements evolve, including the State of California’s requirements regarding, among other matters, GHG emissions related reporting and/or climate financial risk disclosure, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

We are an emerging growth company, smaller reporting company, and non-accelerated filer, and the reduced disclosure requirements applicable to these statuses may make our common stock less attractive to investors.

We are an emerging growth company as defined in the JOBS Act and a smaller reporting company and non-accelerated filer as defined in the rules under the Exchange Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised financial accounting standards under the JOBS Act as an emerging growth company.

For as long as we continue to be an emerging growth company and/or both a smaller reporting company and non-accelerated filer, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the report of independent registered public accounting firm, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation, and a decrease in the trading price of our common stock.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our IPO, or (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the rules under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We will no longer qualify as an emerging growth company as of the end of fiscal 2026, but will remain a smaller reporting company until our outstanding common stock held by nonaffiliates has a value of $250 million or more at the end of a second fiscal quarter and will remain a non-accelerated filer until we have a public float of $75 million or more at the end of a second fiscal quarter.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, and results of operations.

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we filed with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until we are no longer an emerging growth company, or if no longer an emerging growth company, so long as we are both a smaller reporting company and non-accelerated filer.

Once we are no longer an emerging growth company or both a smaller reporting company and non-accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation and the incurrence of significant additional expenditures. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

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

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we were not required to incur in the recent past, particularly after we are no longer (i) an emerging growth company as defined under the JOBS Act; or (ii) both a smaller reporting company and non-accelerated filer as defined in the rules under the Exchange Act. We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of Nasdaq, and certain provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal control over financial reporting, and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, among other things, we have to:

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

These changes have required a significant commitment of additional resources and many of our competitors have complied with these obligations longer than we have. We may not be successful in continuing to comply with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, and results of operations. In addition, if we fail to comply with the requirements with respect to our internal accounting and audit functions, including the requirement that management assess the effectiveness of our internal control over financial reporting, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate Nasdaq listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In the fiscal year ended December 28, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Risks Related to Our Technology Infrastructure” in Item 1A-Risk Factors.

Item 2. Properties

We do not own any real property. Our corporate headquarters are located in a leased facility in Chico, California, which lease will terminate on May 31, 2026. In early 2026, we entered into a lease agreement for a new facility in Chico, California, which will become our new corporate headquarters, effective May 15, 2026. We also operate leased facilities in Los Angeles, California, which are primarily used for office, studio and in-person events. We operate two leased distribution facilities: a facility located in Easton, Pennsylvania; and a facility located in Ontario, California. In early 2025, we consolidated two of our distribution facilities by moving operations from our former distribution facility in Chico, California to our existing distribution facility in Ontario, California. We carefully evaluate our leased space needs and adjust our leases accordingly as they approach renewal or expiration.

See Note 6, Leases, of the accompanying notes to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information on our leases.

		Square Footage
Location	Type	(approximate)
Chico, California	Current Corporate Headquarters (expires May 31, 2026)	7,600
Chico, California	Future Corporate Headquarters (effective May 15, 2026)	10,975
Los Angeles, California	Office, studio and event space	25,300
Ontario, California	Distribution facility	140,400
Easton, Pennsylvania	Distribution facility	258,200

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “LVLU” and began trading on the Nasdaq Global Market on November 11, 2021. Prior to that date, there was no public trading market for our common stock.

Reverse Stock Split

On June 11, 2025, the Company’s Board of Directors approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share. On June 26, 2025, the Company filed a Certificate of Amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. As a result, each stockholder of record on June 26, 2025 received one share of common stock for every fifteen shares held on the record date. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares of common stock not evenly divisible by the Reverse Stock Split ratio, received such number of shares of common stock rounded up to the nearest whole number. All share, equity award, and per share amounts have been retroactively adjusted to reflect this Reverse Stock Split, as applicable. The Reverse Stock Split was effective for purposes of trading on the Nasdaq Capital Market as of the opening of business on July 7, 2025.

Compliance with Nasdaq Continued Listing Standards and Transfer to Nasdaq Capital Market

On February 27, 2025, the Company received notice from Nasdaq that we were not in compliance with the Nasdaq Global Market’s Listing Rule 5450(a)(1) because our common stock had failed to maintain a minimum bid price of $1.00 per share for a period of thirty (30) consecutive business days. On May 21, 2025, the Company received another notice from Nasdaq that we were not in compliance with Nasdaq Global Market’s Listing Rule 5450(b)(1) because the Company’s stockholders’ equity as reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2025 was approximately $6.6 million, which was below the minimum requirement of $10 million.

On May 27, 2025, the Company submitted an application for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market, which was approved and became effective as of the opening of business on June 10, 2025. The transfer to the Nasdaq Capital Market addressed the deficiency with the minimum stockholders’ equity. On July 21, 2025, the Company received notice from Nasdaq that we had also regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market based on the closing bid price of our common stock being at $1.00 per share or greater for the 10 consecutive business days from July 7 to July 18, 2025.

Our common stock continues to trade under the same symbol “LVLU”.

Holders of Record

Broadridge Corporate Issuer Solutions, Inc. is the transfer agent and registrar for our common stock. As of March 20, 2026, there were 17 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders whose shares are held in street name by brokers and other nominees, and stockholders whose shares may be held in trust by other entities.

Dividends

We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. Our future ability to pay cash dividends on our capital stock is limited by the terms of our 2025 Credit Agreement and may be limited by any future debt instruments or preferred securities.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 8, 2024, the Company's Board of Directors announced that it authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. During the thirteen weeks ended December 28, 2025, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program. As of December 28, 2025, $1.1 million remained available under the 2024 Repurchase Program authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, “Item 1A. Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. Discussion of the year-to-year comparisons between 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Overview

Lulu’s Fashion Lounge Holdings, Inc., a Delaware Corporation (“Lulus”, “we”, “our”, or the “Company”) is a women’s clothing brand offering modern, feminine styles at accessible prices for every occasion. Our goal is to make every customer feel their most confident and beautiful for the moments that matter most. Lulus primarily serves a large, diverse community of Gen Z and Millennial women, who typically meet us in their 20s and stay with us through their 30s and beyond. We use direct customer feedback and insights to refine product offerings and elevate the customer experience. Lulus’ world-class personal stylists, bridal concierge, and customer care team provide thoughtful, personalized service to shoppers around the world.

Recent Developments

Appointment of Permanent Chief Financial Officer

On February 3, 2026, the Company appointed Heidi Crane as its permanent Chief Financial Officer (“CFO”), effective February 4, 2026 (“CFO Effective Date”). Ms. Crane served as the Company’s fractional CFO beginning in October 2025. Upon the CFO Effective Date, Ms. Crane transitioned to a full-time employee of the Company, as well as its principal financial officer and principal accounting officer.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, tariffs or bans, world events, wars and domestic and international conflicts, existing and future laws, regulations and directives and executive orders, and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and our 2025 Credit Agreement. We believe the cash on hand, cash provided by operations and cash available under the 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt.

 Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented (in thousands, except for percentages and Average Order Value).

	2025	2024	2023

Gross Margin	43.2%	41.2%	41.7%
Net loss	$(13,713)	$(55,286)	$(19,334)
Adjusted EBITDA (1)	$(1,196)	$(9,738)	$3,231
Adjusted EBITDA margin (1)	(0.4)%	(3.1)%	0.9%
Active Customers	2,330	2,620	2,830
Average Order Value	$140	$137	$133
(1)	For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure and why we consider them useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

Average Order Value

We define Average Order Value (“AOV”) as the sum of the total gross sales before returns across our platform in a given period, plus shipping revenue, less discounts and markdowns, divided by the Total Orders Placed (as defined below) in that period. AOV reflects the average basket size of our customers. AOV may fluctuate as we continue investing in the development and introduction of new Lulus’ merchandise and as a result of our promotional discount activity.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) before interest expense, income taxes or benefit, depreciation and amortization adjusted to exclude the effects of equity-based compensation expense and other non-routine expenses. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods.

To supplement our audited consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA” and “Adjusted EBITDA Margin” (collectively referred to as “Adjusted EBITDA”) which are non-GAAP financial measures. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect certain non-routine expenses that may represent a reduction in cash available to us;
●	Adjusted EBITDA excludes equity-based compensation which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
●	Other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	2025	2024	2023
	(52 weeks)	(52 weeks)	(53 weeks)

	(in thousands)
Net loss	$(13,713)	$(55,286)	$(19,334)
Depreciation and amortization	5,114	5,480	4,819
Interest expense	2,464	1,271	1,728
Income tax provision (benefit)	188	2,333	(1,676)
Equity-based compensation expense (1)	4,481	8,090	17,694
Other non-routine expense (2)	270	—	—
Goodwill impairment	—	28,374	—
Adjusted EBITDA	$(1,196)	$(9,738)	$3,231
Net loss margin	(4.9)%	(17.5)%	(5.4)%
Adjusted EBITDA margin	(0.4)%	(3.1)%	0.9%

(1)	2025 includes equity-based compensation expense for performance stock units (“PSUs”) and restricted stock units (“RSUs”) granted during the period and prior periods. 2024 includes equity-based compensation expense for PSUs and RSUs granted during the period and prior periods, equity-based awards granted in prior periods, as well as forfeitures partially offset by accelerated vesting expense associated with the resignation of directors during the period. 2023 includes equity-based compensation expense for PSUs granted during the period and RSUs granted during the period and prior periods, accelerated expense associated with the voluntary forfeiture of stock options, and equity-based awards granted in prior periods.

(2)	2025 includes non-routine severance expenses related to a reduction in force to streamline the Company’s merchandising and buying function.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate. Free Cash Flow does not represent the total residual cash flow available for discretionary purposes. Due to such limitations, Free Cash Flow should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the periods presented is as follows (in thousands):

	2025	2024	2023
Net cash provided by operating activities	$1,379	$2,601	$15,421
Capitalized software development costs	(1,816)	(1,574)	(2,055)
Purchases of property and equipment	(350)	(1,300)	(1,880)
Free Cash Flow	$(787)	$(273)	$11,486

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended December 28, 2025, we served 2.3 million Active Customers compared to 2.6 million for the trailing 12 months ended December 29, 2024.

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

Investment in Our Operations and Infrastructure

We will continue to invest in our operations and infrastructure to facilitate further operational efficiencies and growth of our business, while managing expenses to align with our net revenue expectations and goals to return to profitability. We will continue to carefully evaluate any new investments or capital spending initiatives as we believe that a disciplined approach to capital spending will enable us to generate positive returns on our investments over the long term.

Components of Our Results of Operations

Net Revenue

Net revenue consists primarily of gross sales, net of merchandise returns, international duties and taxes and promotional discounts and markdowns, generated from the sale of apparel, footwear, and accessories. Net revenue excludes sales taxes assessed by governmental authorities. We recognize net revenue at the point in time when control of the ordered product is transferred to the customer, which we generally determine to have occurred upon shipment.

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

Gross profit is equal to our net revenue less cost of revenue. We calculate Gross Margin as gross profit as a percentage of our net revenue. Our Gross Margin varies across Lulus, exclusive to Lulus, and third-party branded products. Exclusive to Lulus consists of products that we develop with design partners and have exclusive rights to sell across our platform, but that do not bear the Lulus brand. Gross Margin on sales of Lulus and exclusive to Lulus merchandise is generally higher than Gross Margin on sales of third-party branded products, which we offer for customers to “round out” the shopping basket. As we continue to optimize our distribution capabilities and gain more negotiation leverage with suppliers, our Gross Margin may fluctuate from period to period depending on the interplay of these factors.

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

General and Administrative Expenses

General and administrative expenses consist primarily of fixed and variable labor payroll and benefits costs, including equity-based compensation for our employees involved in general corporate functions including finance, merchandising, marketing, and technology, as well as costs associated with the use by these functions of facilities and equipment, including depreciation and amortization, rent and other occupancy expenses. General and administrative expenses are primarily driven by headcount related costs required to support our business and meet our obligations as a public company.

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

Interest Expense

Interest expense consists of interest expense related to the prior credit agreement with Bank of America (“Prior Credit Agreement”) and the 2025 Credit Agreement.

Benefit (Provision) for Income Taxes

The benefit (provision) for income taxes represents federal, state, and local income taxes. The effective rate differs from the statutory rate primarily due to non-deductible equity-based compensation expenses, non-deductible officer compensation, valuation allowance and state taxes. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, the impact of permanent tax adjustments, tax audit settlements, and the interaction of various tax strategies.

We regularly assess the realizability of deferred tax assets (“DTAs”) and record a valuation allowance to reduce the DTAs to the amount that is more likely than not to be realized. In assessing the realizability of our DTAs, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance as of December 29, 2024 of $14.9 million and increased the allowance to $16.7 million as of December 28, 2025.

Our Results of Operations

The following tables set forth our consolidated results of operations for the years presented and as a percentage of net revenue:

	2025	2024	2025 VS 2024	2023

	(in thousands, except percentages)
Net revenue	$282,284	$315,887	(11)%	$355,175
Cost of revenue	160,230	185,639	(14)	206,949
Gross profit	122,054	130,248	(6)	148,226
Selling and marketing expenses	66,601	72,927	(9)	76,312
General and administrative expenses	68,080	81,334	(16)	92,129
Goodwill impairment	—	28,374	(100)	—
Loss from operations	(12,627)	(52,387)	(76)	(20,215)
Interest expense	(2,464)	(1,271)	94	(1,728)
Other income, net	1,566	705	122	933
Loss before benefit (provision) for income taxes	(13,525)	(52,953)	(74)	(21,010)
Income tax benefit (provision)	(188)	(2,333)	(92)	1,676
Net loss	$(13,713)	$(55,286)	(75)%	$(19,334)

NM – not meaningful

	2025	2024	2023
Net revenue	100%	100%	100%
Cost of revenue	57	59	58
Gross profit	43	41	42
Selling and marketing expenses	24	23	22
General and administrative expenses	24	26	26
Goodwill impairment	—	9	—
Loss from operations	(5)	(17)	(6)
Interest expense	(1)	—	—
Other income, net	1	—	—
Loss before benefit (provision) for income taxes	(5)	(17)	(6)
Income tax benefit (provision)	—	(1)	—
Net loss	(5)%	(18)%	(6)%

Comparisons for the Fiscal Years Ended December 28, 2025 and December 29, 2024

Net Revenue

Net revenue decreased in 2025 by $33.6 million, or 11%, compared to 2024. The decrease was primarily due to a decline of 15% in Total Orders Placed, along with slightly higher return rates partially offset by higher AOV compared to 2024.

Cost of Revenue

Cost of revenue decreased in 2025 by $25.4 million, or 14% compared to 2024, which was primarily driven by lower shipping costs and product cost due to favorable shipping rates and reduced sales volume.

Gross Profit

Gross profit decreased in 2025 by $8.2 million or 6% compared to 2024 which was primarily driven by the impact of the lower volume of sales, partially offset by improvements in merchandise margins and logistics costs.

Selling and Marketing Expenses

Selling and marketing expenses decreased in 2025 by $6.3 million, or 9% compared to 2024, due to lower online marketing costs of $4.9 million, lower merchant processing fees of $0.9 million along with reduced marketing software spend and other marketing costs of $0.5 million.

General and Administrative Expenses

General and administrative expenses decreased in 2025 by $13.3 million, or 16%, compared to 2024. The decrease was primarily due to a $4.9 million decrease in fixed labor and benefits costs driven by reduced fixed headcount, a $3.7 million decrease in equity-based compensation expense, a $2.0 million decrease in variable labor and benefits associated with lower sales volume and increased process efficiency, a $1.2 million decrease in liability insurance and legal and professional fees and a $1.5 million decrease in software, occupancy, depreciation and amortization.

Goodwill Impairment

No goodwill impairment was recognized in 2025. In 2024 we recorded a non-cash goodwill impairment expense of $28.4 million.

Interest Expense

Interest expense increased in 2025 by $1.2 million, or 94%, compared to 2024. The increase is primarily attributable to higher average borrowings and write-off of loan amendment fees related to the Prior Credit Agreement of $0.9 million.

Income Tax Provision

Our income tax provision was $0.2 million in 2025 compared to $2.3 million in 2024.  The decrease of $2.1 million was primarily due to a decrease in deferred tax provision of $4.5 million which was partially offset by a state income tax benefit of $2.4 million that included a one-time state refund benefit of $2.2 million received in 2024.

Quarterly Trends and Seasonality

We experience moderate seasonal fluctuations in aggregate sales volume during the year. Seasonality in our business does not follow that of traditional retailers, such as a typical concentration of revenue in the holiday quarter. Our net revenue is typically highest in the second and third quarters due to the increased demand for event dresses in the spring and summer. Net revenue is typically the lowest in the first and fourth quarters when event dresses are less in demand. The seasonality of our business has resulted in variability in our total net revenue quarter-to-quarter. We believe that this seasonality has affected and will continue to affect our results of operations. We recognized 23%, 29%, 26%, and 22% of our annual net revenue during the first, second, third, and fourth quarters of 2025, respectively.

While our quarterly gross profit generally fluctuates in line with our net revenue, it is also based on how we manage our inventory and merchandise mix and can be further affected by non-recurring, external factors, such as global pandemics or trade wars.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operating activities and borrowings under our 2025 Credit Agreement. Our primary requirements for liquidity and capital are inventory purchases, payroll and general operating expenses, capital expenditures associated with our distribution facilities, capitalized software and debt service requirements.

Credit Facilities

On November 15, 2021, we entered into the Prior Credit Agreement with Bank of America (the “lender”) to provide a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. The Prior Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction. The interest rates in effect under the Prior Credit Agreement, as amended, during the thirteen and thirty-nine weeks ended September 28, 2025 were as follows: (a) in the case of Base Rate Loans, the Base Rate plus 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of 6% (increased from 5%).

On June 23, 2025, we entered into a Forbearance Agreement (the “Forbearance Agreement”) related to the Prior Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and Swing Line Lender and an L/C Issuer (the “Lenders”). Pursuant to the terms of the Forbearance Agreement, the Administrative Agent and Lenders agreed that they would forbear, during the Forbearance Period (as defined in the Forbearance Agreement), from exercising any and all rights and remedies with respect to or arising out of the events of default that occurred as a result of the Company’s failure to comply with certain Refinancing Transaction Milestones (as defined in the Forbearance Agreement) by the specified dates under Sections 6.19(a), (c) and (d) of the Prior Credit Agreement. On August 11, 2025, we entered into an amendment to the Forbearance Agreement and the fifth amendment to the Prior Credit Agreement which extended the Forbearance Period and maturity date to August 22, 2025. Under the terms of the Forbearance Agreement, as amended, the Refinancing Transaction Milestones were due on the maturity date. No fees were paid in connection with the forbearance. The Forbearance Agreement was not entered into as a result of financial distress, but rather to provide additional time to finalize and execute the 2025 Credit Agreement.

On August 14, 2025, we entered into the 2025 Credit Agreement. The 2025 Credit Agreement is comprised of an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is based on a borrowing base calculated on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant for minimum excess availability under the 2025 Credit Agreement. It also requires us to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028.

On October 28, 2025, we entered into an amendment to the 2025 Credit Agreement, which clarified the terms related to the manner in which interest is calculated, provides us greater flexibility with respect to the location of our corporate headquarters and extends the amount of time to produce our borrowing base reports.

The initial funding of the 2025 Credit Agreement occurred on August 14, 2025, and the proceeds were used in part to repay approximately $6.0 million outstanding under the Prior Credit Agreement. In connection with entering into the 2025 Credit Agreement and the repayment in full of all outstanding obligations under the Prior Credit Agreement, the Prior Credit Agreement, along with the related Forbearance Agreement, as amended, were terminated.

As of December 28, 2025, the outstanding borrowing under the 2025 Credit Agreement was $14.4 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the excess availability covenant and the outstanding letter of credit, the unused availability was $1.3 million. During 2025, the Company borrowed $115.1 million and repaid $100.7 million under the 2025 Credit Agreement and had a weighted average interest rate of 10.7%.

Availability and Use of Cash

As of December 28, 2025, we had cash and cash equivalents of $2.7 million. During the year ended December 28, 2025, we took certain cost reduction and cash conservation measures, including headcount reductions, adjustments to marketing spend, and other fixed, variable, and capital spend. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and our 2025 Credit Agreement. We believe the cash on hand, cash provided by operations and cash available under the 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Part I, “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Repurchases Pursuant to the 2024 Repurchase Program

On May 3, 2024, our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During 2025, we repurchased 123,934 shares of common stock in open market transactions pursuant to 10b5-1 purchase plans entered into by the Company for a total cost of $0.9 million. As of December 28, 2025, there was $1.1 million available under the 2024 Repurchase Program authorization.

The actual timing, number, and value of shares repurchased in the future will be determined at our discretion and will continue to depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases will continue to be funded from our existing cash and cash equivalents, or future cash flow. The 2024 Repurchase Program may be modified, suspended, or terminated at any time. For further information on the 2024 Repurchase Program, see Note 8, Stockholder’s Equity, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	2025	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$1,379	$2,601	$15,421
Investing activities	(2,131)	(2,874)	(4,003)
Financing activities	(1,047)	2,227	(19,131)
Net increase (decrease) in cash and cash equivalents	$(1,799)	$1,954	$(7,713)

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, noncash lease expense, equity-based compensation, amortization of debt discount and debt issuance costs, and the effect of changes in working capital and other activities.

During 2025, net cash provided by operating activities was $1.4 million, which primarily consisted of a net loss of $13.7 million, partially offset by non-cash charges of $14.3 million and a net change of $0.8 million in operating assets and liabilities. The non-cash charges were primarily comprised of $5.1 million of depreciation and amortization, $4.5 million of equity-based compensation expense, and $4.5 million of non-cash lease expense. The net change in operating assets and liabilities was primarily driven by a $3.1 million decrease in income tax receivable due to the receipt of state income tax refunds and a $2.2 million increase in accrued expenses and other current liabilities primarily driven by increase in returns reserve and stored-value card liabilities. These increases were partially offset by a $4.3 million decrease in operating lease liabilities and a $2.7 million increase in accounts payable.

During 2024, net cash provided by operating activities was $2.6 million, which primarily consisted of a net loss of $55.3 million, partially offset by non-cash charges of $50.4 million and a net change of $7.5 million in operating assets and liabilities. The non-cash charges were primarily comprised of $28.4 million of goodwill impairment, $8.1 million of equity-based compensation expense, $5.5 million of depreciation and amortization, $4.1 million of non-cash lease expense and $3.8 million of deferred income taxes. The net change in operating assets and liabilities was primarily driven by a $4.8 million increase in accrued expenses and other current liabilities primarily driven by increase in returns reserve and stored-value card liabilities, a $2.1 million decrease in accounts payable related to purchases activity in line with sales, a $1.4 million decrease of accounts receivable driven by lower sales and a $1.4 million increase in inventory. These increases were partially offset by a $3.5 million decrease in operating lease liabilities.

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

During 2025, as compared to 2024, net cash used in investing activities decreased by $0.8 million, primarily due to lower purchases of property and equipment.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our revolving facility under the Prior Credit Agreement and the 2025 Credit Agreement.

During 2025, cash used in financing activities was $1.0 million, primarily due to $100.7 million of repayments under our 2025 Credit Agreement, $13.1 million of repayments under our Prior Credit Agreement, $1.3 million of principal payments of finance lease obligations, and $0.9 million used in the repurchase of our common stock, partially offset by $115.1 million of proceeds from borrowings under our 2025 Credit Agreement.

During 2024, cash provided by financing activities was $2.2 million, primarily due to $33.1 million of proceeds from borrowings under our Prior Credit Agreement which was partially offset by $28.0 million of repayments under our Prior Credit Agreement, $1.4 million of principal payments on finance lease obligations, $1.3 million of withholding tax payments related to the vesting of equity-based awards and $0.5 million used in the repurchase of our common stock.

Contractual Obligations and Other Commitments

Our most significant contractual obligations relate to our 2025 Credit Agreement and operating lease obligations on our distribution facilities and corporate offices. For information on our 2025 Credit Agreement, see Note 5, Debt, and for information on our contractual obligations for operating leases, see Note 6, Leases, of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition

While our revenue recognition does not involve significant judgment, it represents an important accounting policy. We generate revenue both from the sale of merchandise products sold directly to end customers and to wholesale customers. We recognize revenue when the product is transferred to the customer, which is generally upon shipment. We estimate a reserve of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. Our refund for sales returns is included in returns reserve and asset for recovery on the consolidated balance sheets and represents the expected value of the refund that will be due to our customers.

The Company also estimates breakage related to store credits using historical redemption rates for each store credit issuance year, which reflects customer redemption patterns. The Company periodically evaluates redemption patterns and may record adjustments to its breakage estimate from time to time. These changes may impact trends for the quarter and/or year in the period the changes are made.

Income Taxes

We compute our provision for income taxes using the asset and liability method, under which DTAs and DTLs are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. DTAs and DTLs are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled.

DTAs are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized. We consider many factors when assessing the likelihood of future realization, including our recent cumulative loss, earnings expectations in earlier future years, and other relevant factors.

As of December 28, 2025, we had approximately $23.9 million in gross DTAs and $8.1 million in gross DTLs, which resulted in a net DTA of $15.8 million. These DTAs include approximately $5.9 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Some of these net operating loss carryforwards will expire if they are not used within certain periods. At this time, based on evidence currently available, we consider it more likely than not that we will not have sufficient taxable income in the future that will allow us to realize the DTAs. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance in the prior year of $14.9 million and increased the allowance to $16.7 million as of December 28, 2025, which reduced the tax benefit recognized in the current year, impacting our results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our operations are solely based within the U.S. and the majority of our sales are within the U.S. We are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

Cash and cash equivalents are held primarily in money market funds and cash deposits. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any borrowings incurred pursuant to our 2025 Credit Agreement, accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

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

Item 8. Financial Statements and Supplementary Data.

LULU’S FASHION LOUNGE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lulu’s Fashion Lounge Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lulu’s Fashion Lounge Holdings, Inc.  and subsidiaries (the “Company”) as of December 28, 2025, and December 29, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025, and December 29, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2026

We have served as the Company's auditor since 2017.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 28,	December 29,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,661	$4,460
Accounts receivable	1,712	2,158
Inventory, net	32,444	34,036
Assets for recovery	2,197	2,383
Income tax refund receivable, net	1,028	4,177
Prepaids and other current assets	3,606	4,287
Total current assets	43,648	51,501
Property and equipment, net	2,311	3,642
Goodwill	7,056	7,056
Tradename	18,509	18,509
Intangible assets, net	2,680	2,762
Lease right-of-use assets	14,521	24,030
Other noncurrent assets	639	698
Total assets	$89,364	$108,198

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,340	$10,991
Accrued expenses and other current liabilities	17,411	15,985
Returns reserve	10,289	9,765
Stored-value card liability	18,231	17,883
Asset based revolving credit facility – current	14,390	—
Revolving line of credit	—	13,090
Lease liabilities, current	6,402	6,611
Total current liabilities	75,063	74,325
Lease liabilities, noncurrent	10,389	19,653
Other noncurrent liabilities	898	852
Total liabilities	86,350	94,830
Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; 2,971,729 and 2,804,542 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively(1)	43	42
Additional paid-in capital	266,557	262,313
Accumulated deficit	(262,204)	(248,491)
Treasury stock, at cost, 146,555 shares and 22,621 shares as of December 28, 2025 and December 29, 2024, respectively(1)	(1,382)	(496)
Total stockholders' equity	3,014	13,368
Total liabilities and stockholders' equity	$89,364	$108,198

(1)	Shares have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholder’s Equity in the accompanying Notes to the Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Net revenue	$282,284	$315,887	$355,175
Cost of revenue	160,230	185,639	206,949
Gross profit	122,054	130,248	148,226
Selling and marketing expenses	66,601	72,927	76,312
General and administrative expenses	68,080	81,334	92,129
Goodwill impairment	—	28,374	—
Loss from operations	(12,627)	(52,387)	(20,215)
Interest expense	(2,464)	(1,271)	(1,728)
Other income, net	1,566	705	933
Loss before benefit (provision) for income taxes	(13,525)	(52,953)	(21,010)
Income tax benefit (provision)	(188)	(2,333)	1,676
Net loss and comprehensive loss	(13,713)	(55,286)	(19,334)

Basic loss per share(1)	$(4.90)	$(20.00)	$(7.27)
Diluted loss per share(1)	$(4.90)	$(20.00)	$(7.27)
Basic weighted-average shares outstanding(1)	2,799,732	2,764,594	2,658,608
Diluted weighted-average shares outstanding(1)	2,799,732	2,764,594	2,658,608

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholder’s Equity in the accompanying Notes to the Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity
Balance as of January 1, 2023	2,617,289	$39	$238,725	$(173,871)	—	$—	$64,893
Issuance of common stock for vesting of RSUs	128,833	2	—	—	—	—	2
Issuance of common stock for special compensation award	13,928	—	376	—	—	—	376
Issuance of common stock for employee stock purchase plan (ESPP)	6,685	—	487	—	—	—	487
Shares withheld for withholding tax on RSUs	(58,546)	—	(1,961)	—	—	—	(1,961)
Forfeited shares of restricted stock	(309)	—	—	—	—	—	—
Equity-based compensation	—	—	16,489	—	—	—	16,489
Net loss and comprehensive loss	—	—	—	(19,334)	—	—	(19,334)
Balance as of December 31, 2023	2,707,880	$41	$254,116	$(193,205)	—	$—	$60,952
Issuance of common stock for vesting of RSUs	132,330	1	—	—	—	—	1
Issuance of common stock for ESPP	7,316	—	239	—	—	—	239
Issuance of common stock under 2023 MBO Bonus Plan	6,373	—	10	—	—	—	10
Shares withheld for withholding tax on RSUs	(46,932)	—	(1,187)	—	—	—	(1,187)
Shares withheld for withholding tax on 2023 MBO Bonus Plan	(2,425)	—	(54)	—	—	—	(54)
Equity-based compensation	—	—	9,189	—	—	—	9,189
Repurchase of common stock	—	—	—	—	(22,621)	(496)	(496)
Net loss and comprehensive loss	—	—	—	(55,286)	—	—	(55,286)
Balance as of December 29, 2024	2,804,542	$42	$262,313	$(248,491)	(22,621)	$(496)	$13,368
Issuance of common stock for vesting of RSUs	143,214	1	—	—	—	—	1
Issuance of common stock for ESPP	12,609	—	69	—	—	—	69
Issuance of common stock for Reverse Stock Split rounding	51,364	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(40,000)	—	(258)	—	—	—	(258)
Equity-based compensation	—	—	4,540	—	—	—	4,540
Repurchase of common stock	—	—	—	—	(123,934)	(886)	(886)
Other	—	—	(107)	—	—	—	(107)
Net loss and comprehensive loss	—	—	—	(13,713)	—	—	(13,713)
Balance as of December 28, 2025	2,971,729	$43	$266,557	$(262,204)	(146,555)	$(1,382)	$3,014

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholder’s Equity in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the consolidated financial statements

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities
Net loss	$(13,713)	$(55,286)	$(19,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,114	5,480	4,819
Noncash lease expense	4,518	4,069	3,663
Gain on lease modification	(92)	—	—
Gain on lease termination	(229)	—	—
Amortization of debt discount and debt issuance costs	544	159	156
Loss on disposal of property and equipment	2	276	19
Equity-based compensation expense	4,481	8,090	17,694
Deferred income taxes	—	3,802	(2,539)
Goodwill impairment	—	28,374	—
Changes in operating assets and liabilities:
Accounts receivable	446	1,384	366
Inventories	1,592	1,436	7,714
Assets for recovery	186	728	779
Income taxes (receivable) payable	3,149	(832)	2,752
Prepaid and other current assets	101	1,068	(1,803)
Accounts payable	(2,658)	2,141	3,580
Accrued expenses and other current liabilities	2,190	4,832	918
Operating lease liabilities	(4,299)	(3,488)	(3,317)
Other noncurrent liabilities	47	368	(46)
Net cash provided by operating activities	1,379	2,601	15,421
Cash Flows from Investing Activities
Capitalized software development costs	(1,816)	(1,574)	(2,055)
Purchases of property and equipment	(350)	(1,300)	(1,880)
Other	35	—	(68)
Net cash used in investing activities	(2,131)	(2,874)	(4,003)
Cash Flows from Financing Activities
Proceeds from borrowings on revolving line of credit	—	33,090	13,000
Repayments on revolving line of credit	(13,090)	(28,000)	(30,000)
Proceeds from borrowings on Asset Based Revolving Credit Facility	115,102	—	—
Repayments on Asset Based Revolving Credit Facility	(100,712)	—	—
Proceeds from issuance of common stock under ESPP	69	239	487
Principal payments on finance lease obligations	(1,290)	(1,365)	(983)
Withholding tax payments related to vesting of RSUs and 2023 Bonus Plan	(240)	(1,241)	(1,629)
Repurchase of common stock	(886)	(496)	—
Other	—	—	(6)
Net cash provided by (used in) financing activities	(1,047)	2,227	(19,131)
Net increase (decrease) in cash and cash equivalents	(1,799)	1,954	(7,713)
Cash and cash equivalents at beginning of period	4,460	2,506	10,219
Cash and cash equivalents at end of period	$2,661	$4,460	$2,506
			(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$(3,007)	$(1,004)	$(1,947)
Interest	$1,864	$1,051	$1,632
Operating leases	$5,267	$5,148	$5,191
Finance leases	$1,340	$1,455	$1,111

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Right-of-use assets acquired under operating lease obligations	$—	$—	$1,053
Assets acquired under finance lease obligations	$—	$42	$983
Purchases of property and equipment included in accounts payable and accrued expenses	$12	$3	$175
Capitalized software development costs included in accrued expenses	$40	$—	$—
Remeasurement of operating lease right-of-use assets for lease modification	$3,527	$—	$—
Derecognition of operating lease liabilities and assets upon lease termination	$342	$—	$—
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

Lulu’s Fashion Lounge, LLC was founded in 1996, starting as a vintage boutique in Chico, California that began selling online in 2005 and transitioned to a purely online business in 2008. The LP was formed in 2014 as a holding company and purchased 100% of Lulu’s Fashion Lounge, LLC’s outstanding common stock in 2014. The Company, based in Chico, California, through Lulu’s Fashion Lounge, LLC, is a women’s clothing brand offering modern, feminine styles at accessible prices for every occasion. Our goal is to make every customer feel their most confident and beautiful for the moments that matter most.

Impact of Macroeconomic Trends on Business

Changing macroeconomic factors, including inflation, interest rates, tariffs or bans, world events, wars and domestic and international conflicts, existing and future laws, regulations, directives and executive orders, and overall consumer confidence with respect to current and future economic conditions have directly impacted our sales as discretionary consumer spending levels and shopping behavior fluctuate with these factors. We have responded to these factors by taking appropriate pricing, promotional and other actions to stimulate customer demand. These factors are expected to continue to have an impact on our business, results of operations, our growth and financial condition.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and our 2025 Credit Agreement. We believe the cash on hand, cash provided by operations and cash available under the 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest December 31. The fiscal years ended December 28, 2025 (“2025”), ended December 29, 2024 (“2024) and ended December 31, 2023 (“2023”) consisted of 52-weeks.

The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). As further discussed in the Reverse Stock Split section below, all per share amounts and common stock amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below).

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related assets for recovery, store credit breakage, lease right-of-use assets and related lease liabilities, income tax valuation allowance, and fair value of equity awards. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

The Company estimates breakage related to store credits using historical redemption rates for each store credit issuance year, which reflects customer redemption patterns. The Company evaluates redemption patterns and may record adjustments to its breakage estimate from time to time.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States (the U.S.”). To date, the Company has not experienced any losses on its cash deposits. As of December 28, 2025, two single wholesale customers represented 15% and 37%, respectively, of the Company’s accounts receivable balance. As of December 29, 2024, no single customer represented greater than 10% of the Company’s accounts receivable balance. No single customer accounted for greater than 10% of the Company’s net revenue during 2025, 2024 and 2023.

Accounts Receivable

Accounts receivable consist primarily of receivables from credit card processing agencies and wholesale customers. Based on historical collections from these agencies and wholesale customers, an immaterial allowance for doubtful accounts was deemed necessary as of December 28, 2025, and December 29, 2024.

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

Property and Equipment, net

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from one to six years. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, their cost and related accumulated depreciation are removed from the consolidated balance sheet with any resulting gain or loss reflected in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Goodwill and Tradename

Goodwill is stated at the excess of the acquisition price over the fair value of net assets acquired in a purchase acquisition and is not amortized. Goodwill arose from the LP’s purchase of 100% of the outstanding common stock of Lulu’s Fashion Lounge, LLC on July 25, 2014 and the Company has one reporting unit. The Company’s tradename is an indefinite-lived intangible asset and is not amortized. The Company reviews its goodwill and tradename for impairment at least annually (on the first day of the fourth quarter) or more frequently whenever events or changes in circumstances indicate that the carrying amount may be impaired.

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

As of the annual goodwill impairment assessment date for fiscal year 2025, the Company performed a qualitative assessment of its goodwill and concluded that it was more likely than not that the fair value of its reporting unit exceeds its carrying value. Management evaluated relevant events and circumstances throughout fiscal 2025, including market conditions, operating results, stock price performance, and overall financial trends, and determined that no events occurred during the year that would indicate a triggering event or require a quantitative goodwill impairment test. Accordingly, no goodwill impairment was recorded for the year ended December 28, 2025. The goodwill balance remained $7.0 million on the consolidated balance sheet at year end.

As of the annual goodwill impairment assessment performed on the first day of the fourth quarter, for fiscal year 2024, the Company conducted a qualitative assessment of its goodwill and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. However, during the fourth quarter of fiscal 2024, due to a sustained decline in its stock price coupled with continuing net losses, we concluded that these were significant enough factors to warrant a quantitative assessment utilizing a combination of (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. As a result of the quantitative goodwill impairment test conducted in the fourth quarter ended December 29, 2024, we concluded that the carrying value of the Company’s single reporting unit exceeded the fair value, and a goodwill impairment charge of $28.4 million was recorded, while $7.0 million of goodwill remained on our consolidated balance sheet as of December 29, 2024.  No goodwill impairment was recorded for the year ended December 31, 2023.

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

The Company performed the qualitative assessment of its tradename for fiscal year 2025 and determined that it is more likely than not that the fair value of the tradename exceeds the carrying value of the reporting unit.

The Company performed the qualitative assessment of its tradename for fiscal year 2024 and concluded that a sustained decline in its stock price coupled with continuing net losses were significant enough factors to warrant a

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The results of the quantitative assessment for fiscal year 2024 indicated that the fair value of the tradename exceeded the carrying value of the reporting unit and there was no impairment. There were no additions to, disposals of, or impairments of the tradename during 2025, 2024 and 2023. There was no accumulated impairment of the tradename as of December 28, 2025 and December 29, 2024.

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a 3-year period. The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Costs related to design or maintenance are expensed as incurred. Intangible asset amortization expense was $1.9 million, $2.1 million and $1.9 million during 2025, 2024 and 2023, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Fixed lease expense for operating leases is recognized on a straight-line basis, unless the right-of-use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss. Fixed and variable lease expense on operating leases is recognized within operating expenses in the consolidated statements of operations and comprehensive loss. Finance lease expenses are recognized on a straight-line basis.  Fixed and variable expenses are captured within interest expense and depreciation expense, which has components within general and administrative expenses and cost of revenue.  The Company’s non-lease components are primarily related to maintenance, insurance and taxes, which varies based on future outcomes and is thus recognized in lease expense when incurred.

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

The Company sells stored-value gift cards to customers and offers online store credit for certain returns and promotions. The stored-value gift cards and store credits do not have an expiration date. The Company recognizes revenue from stored-value gift cards and store credits when the card or credit is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value gift card and store credit breakage. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during 2025, 2024 and 2023 was $4.8 million, $1.3 million and $1.0 million, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the significant changes in the contract liabilities balances during 2025, 2024 and 2023 (in thousands):

Stored-Value
Cards
Balance as of January 1, 2023	$10,828
Revenue recognized that was included in contract liability balance at the beginning of the period	(4,073)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	6,387
Balance as of December 31, 2023	13,142
Revenue recognized that was included in contract liability balance at the beginning of the period	(3,722)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	8,463
Balance as of December 29, 2024	17,883
Revenue recognized that was included in contract liability balance at the beginning of the period	(5,006)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	5,354
Balance as of December 28, 2025	$18,231

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

General and Administrative Expenses

General and administrative expenses consist primarily of fixed and variable labor payroll and benefits costs, including equity-based compensation for the Company’s employees involved in general corporate functions including finance, merchandising, marketing, and technology, as well as costs associated with the use by these functions of facilities and equipment, including depreciation and amortization, rent and other occupancy expenses. General and administrative expenses are primarily driven by headcount related costs required to support the Company’s business and meet its obligations as a public company.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of customer service, payment processing fees, advertising, targeted online performance marketing and search engine optimization costs. Selling and marketing expenses also include spend on brand marketing channels, including cash and free clothing compensation to influencers, events and other forms of online and offline marketing related to growing and retaining the customer base. Advertising costs included in selling and marketing expenses were $50.4 million, $55.4 million, and $58.5 million in 2025, 2024 and 2023, respectively.

Equity-Based Compensation

The Company grants stock-based awards to certain employees, officers, directors, and other non-employee service providers. Equity-based compensation is measured at the grant date or modification date for all equity-based awards made to employees and non-employees based on the estimated fair value of the awards. Equity-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee is required to provide service in exchange

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

for the award, which is generally the vesting period. The Company classifies equity-based compensation expense as general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss.

The Company has elected to recognize forfeitures by reducing the equity-based compensation expense in the same period as the forfeitures occur.

The fair value of grants of restricted stock or RSUs is based on the fair value of the Company’s common stock underlying the award on the grant date or modification date. For stock option awards, the Company applies the Black-Scholes option pricing model to determine the fair value. The model utilizes the estimated per share fair value of the Company’s underlying common stock at the grant date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock.

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

The Company believes that it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences and results of recent operations, will not be sufficient to fully recover the DTAs. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance in the prior year of $14.9 million and increased the allowance to $16.7 million as of December 28, 2025, which reduced the tax benefit recognized in the current year, impacting our results of operations.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities as the application of the if converted method is not more dilutive. The two-class method requires loss available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company considers its redeemable preferred stock and convertible preferred stock to be participating securities. In accordance with the two-class method, net loss is adjusted for earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders. The redeemable preferred stock and convertible preferred stock contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in the Company’s losses. As such, where applicable, net losses were not allocated to these securities.

Basic net loss per share attributable to common stockholders is computed using net loss attributable to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders represents net loss attributable to common stockholders divided by the weighted average number of shares of common stock outstanding during the period, including the effects of any dilutive securities outstanding. Due to the net loss for all periods presented, no potentially dilutive securities had an impact on diluted loss per share for any period.

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the fiscal years presented because including them would have been anti-dilutive (on an as-converted basis):

	2025	2024	2023
Stock options	10,760	10,760	10,760
Unvested restricted stock	—	—	1,559
RSUs	107,137	243,582	237,894
PSUs	160,771	144,105	120,771
ESPP shares	13,941	7,738	7,834
2023 Bonus Plan	—	—	13,098
Total	292,609	406,185	391,916

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive loss other than the net loss incurred from operations. Thus, comprehensive loss is the same as net loss for the periods presented.

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

In December 2023, Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”), FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company adopted this guidance for fiscal 2025, on a prospective basis. The adoption did not have a material impact on our consolidated financial statements except for additional disclosures. See Note 9, Income Taxes in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In March 2024, FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which is intended to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company adopted this guidance for fiscal 2025, on a prospective basis, and it did not have a material impact on our consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. The amendments in this Update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted for all entities. We are currently evaluating this pronouncement to determine its impact on our financial statements and related disclosures.

In December 2025, FASB issued ASU 2025-12, Codification Improvements, which represent changes to the codification that clarify, correct errors, or make minor improvements. The amendments make the codification easier to understand and apply. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026 (and interim reporting periods within those annual reporting periods). Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently evaluating this pronouncement to determine its impact on our financial statements and related disclosures.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, other current liabilities and borrowings under the 2025 Credit Agreement. As of December 28, 2025 and December 29, 2024, the carrying values of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

On August 14, 2025, the Company and its subsidiaries (collectively, the “Borrowers”) entered the 2025 Credit Agreement which is an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that may be borrowed under the 2025 Credit Agreement is based on a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings bear interest at a rate equal to the 30-day SOFR rate plus 3.95% and is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers, now owned or acquired in the future. Because the interest rate is variable and reset based on SOFR with a market-based margin, the fair value of amounts outstanding under the 2025 Credit Agreement approximates carrying value.

As of the annual goodwill and tradename impairment assessment date for fiscal year 2025, the Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of December 28, 2025 and determined that no events or changes in circumstances were identified that would indicate potential impairment related to the goodwill, tradename, and intangible assets recorded during the fifty-two weeks ended December 28, 2025.

As of the annual goodwill and tradename impairment assessment date performed on the first day of the fourth quarter, for fiscal year 2024, the Company performed a qualitative assessment of its goodwill and tradename and determined that it is more likely than not that the fair value of its reporting unit exceeds the carrying value of the reporting unit. However, during the fourth quarter of 2024, due to a sustained decline in its stock price coupled with continuing net losses the Company concluded that they were significant enough factors to warrant a quantitative assessment of its goodwill and tradename. For goodwill assessment, the Company utilized a combination of (i) the guideline public company method applying revenue and EBITDA multiples of similar companies and (ii) the discounted cash flow method. The fair value determination used in the impairment assessment requires estimates of the fair values based on present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change. As a result of the goodwill impairment test conducted in the fourth quarter ended December 29, 2024, the Company concluded that the carrying value of the Company’s single reporting unit exceeded the fair value, and a goodwill impairment charge of $28.4 million was recorded. No goodwill impairment was recorded for the year ended December 31, 2023. The carrying values of goodwill is $7.0 million as of December 28, 2025, and December 29, 2024. For fiscal year 2024, for tradename assessment, the Company utilized the income-based relief-from-royalty method to value the trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate was selected based on consideration of (i) royalty rates received by market participants in industries similar to the Company’s and (ii) the current operating performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s WACC plus a spread that factors in the risk of the intangible asset. There were no additions to, disposals of, or impairments of the tradename during 2025, 2024 and 2023. There was no accumulated impairment of the tradename as of December 28, 2025, and December 29, 2024.

The fair value measurement associated with the quantitative goodwill and tradename tests for fiscal year 2024 is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands) as of:

	Estimated Useful Lives	December 28,	December 29,
	in Years	2025	2024
Leasehold improvements	1 – 6	$3,504	$5,011
Equipment	1 – 5	3,589	3,799
Furniture and fixtures	1 – 6	1,742	1,698
Total property and equipment		8,835	10,508
Less: accumulated depreciation and amortization		(6,524)	(6,866)
Property and equipment, net		$2,311	$3,642

Depreciation of property and equipment was $3.2 million, $3.4 million, and $2.9 million for 2025, 2024 and 2023, respectively.

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a 3-year period.

The gross carrying amount of capitalized software was $17.0 million and $15.1 million as of December 28, 2025 and December 29, 2024, respectively, and accumulated amortization was $14.3 million and $12.3 million, respectively. Intangible asset amortization expense was $1.9 million, $2.1 million and $1.9 million during 2025, 2024 and 2023, respectively.

As of December 28, 2025, estimated future amortization expense related to capitalized software is expected to be approximately $1.5 million in fiscal 2026, $0.9 million in fiscal 2027 and $0.3 million in fiscal 2028.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands) as of:

	December 28,	December 29,
	2025	2024
Accrued compensation and benefits	$4,826	$5,707
Accrued marketing	4,659	2,364
Accrued inventory	3,369	4,353
Accrued freight	2,460	1,897
Other	2,097	1,664
Accrued expenses and other current liabilities	$17,411	$15,985

5.Debt

Credit Facility

On November 15, 2021, the Company entered into the Prior Credit Agreement with Bank of America (the “lender”) to provide a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

15, 2024. The Prior Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction. The interest rates in effect under the Prior Credit Agreement, during the thirteen and thirty-nine weeks ended September 28, 2025 were as follows: (a) in the case of Base Rate Loans, the Base Rate plus (i) 5% (increased from a margin of 4%), (b) in the case of Term SOFR Loans, Term SOFR (subject to a credit spread adjustment of 10 basis points) plus (i) 6% (increased from a margin of 5%), and (c) the Letter of Credit Fee of (i) 6% (increased from 5%).

On June 23, 2025, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) related to the Prior Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), and Swing Line Lender and an L/C Issuer (the “Lenders”). Pursuant to the terms of the Forbearance Agreement, the Administrative Agent and Lenders agreed that they would forbear, during the Forbearance Period as defined in the Forbearance Agreement), from exercising any and all rights and remedies with respect to or arising out of the events of default that occurred as a result of the Company’s failure to comply with certain Refinancing Transaction Milestones (as defined in the Forbearance Agreement) by the specified dates under Sections 6.19(a), (c) and (d) of the Prior Credit Agreement. On August 11, 2025, the Company entered into an amendment to the Forbearance Agreement and the fifth amendment to the Prior Credit Agreement which extended the Forbearance Period and maturity date to August 22, 2025. Under the terms of the Forbearance Agreement, as amended, the Refinancing Transaction Milestones were due on the maturity date. No fees were paid in connection with the forbearance. The agreement was not entered into as a result of financial distress, but rather to provide additional time to finalize and execute the 2025 Credit Agreement.

On August 14, 2025, the Borrowers entered into the 2025 Credit Agreement. The 2025 Credit Agreement is comprised of an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is based on a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers, now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant for minimum excess availability under the 2025 Credit Agreement. It also requires the Company to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028. On October 28, 2025, the Company entered into an amendment to the 2025 Credit Agreement, which included some clarifying and non-material changes to certain terms in the 2025 Credit Agreement.

The initial funding of the 2025 Credit Agreement occurred on August 14, 2025, and the proceeds were used in part to repay approximately $6.0 million outstanding under the Prior Credit Agreement. In connection with entering into the 2025 Credit Agreement and the repayment in full of all outstanding obligations under the Prior Credit Agreement, the Prior Credit Agreement, along with the related Forbearance Agreement, as amended, were terminated.

As of December 28, 2025, the outstanding borrowing under the 2025 Credit Agreement was $14.4 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the excess availability covenant and the outstanding letter of credit, the unused availability was $1.3 million. During 2025, the Company borrowed $115.1 million and repaid $100.7 million under the 2025 Credit Agreement and had a weighted average interest rate of 10.7%.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan. The associated expense is included in interest expense in the consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2025 Credit Agreement are included in prepaids and other current assets in the consolidated balance sheets. As of December 28, 2025 and December 29, 2024, unamortized debt issuance costs recorded within prepaids and other current assets were $0.6 million, related to the 2025 Credit Agreement and $0.1 million, related to the Prior Credit Agreement, respectively.

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

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through 2030, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. In early 2025, the Company consolidated two of its distribution facilities by moving operations from its former distribution facility in Chico, California to its existing distribution facility in Ontario, California. During the fifty-two weeks ended December 28, 2025, the Company modified the terms and discount rate of four of its operating leases. As a result of the modification, the Company derecognized the related right-of-use asset and lease liability of $3.5 million and $3.6 million, respectively. The modification resulted in the recognition of a gain of $0.1 million. During the fifty-two weeks ended December 28, 2025, the Company terminated the lease agreement for one of its leases located in Chico, California. As a result of the termination, the Company derecognized the remaining lease liability of $0.4 million, resulting in a gain of $0.2 million. Termination penalties of $0.2 million, net of deposits, were included in accrued expenses and other current liabilities and subsequently paid before the period ended December 28, 2025.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of December 28, 2025, the future minimum lease payments for the Company’s operating and finance leases for each of the next five fiscal years, and thereafter, were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2026	$6,180	$768	$6,948
2027	5,666	84	5,750
2028	5,502	13	5,515
2029	—	2	2
2030	—	—	—
Thereafter	—	—	—
Total undiscounted lease payments	17,348	867	18,215
Present value adjustment	(1,408)	(16)	(1,424)
Total lease liabilities	15,940	851	16,791
Less: lease liabilities, current	(5,647)	(755)	(6,402)
Lease liabilities, noncurrent	$10,293	$96	$10,389

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

The following information represents supplemental disclosure of lease costs, components of the statement of cash flows related to operating and finance leases and components of right-of-use assets (in thousands):

December 28, 2025
Finance lease cost
Amortization of ROU assets	$1,464
Interest on lease liabilities	50
Operating lease cost	5,655
Short-term lease cost	33
Variable lease cost	1,031
Total lease cost	$8,233

Lease cost included in cost of revenue	$7,089
Lease cost included in general and administrative expenses	$1,144

Weighted-average remaining lease term - finance leases	11 months
Weighted-average remaining lease term - operating leases	35 months
Weighted-average discount rate - finance leases	4.40%
Weighted-average discount rate - operating leases	6.13%

7.Commitments and Contingencies

Litigation and Other

From time to time, the Company may be a party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded that it was not probable that it had incurred a material loss during the periods presented related to such loss contingencies. However, an immaterial reserve was recorded for contingencies.

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s consolidated financial statements. As of December 28, 2025, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors. To date, the Company has not incurred any material costs and has not accrued any liabilities in the consolidated financial statements as a result of these provisions.

8.Stockholders' Equity

Common Stock

The Company has authorized the issuance of 250,000,000 shares of common stock, $0.001 par value ("common stock") as of December 28, 2025. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of December 28, 2025, the Company has reserved 10,760 shares of common stock for issuance upon the exercise of stock options, and 244,449 shares of common stock available for future issuance under the Omnibus Equity Plan, and 74,764 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), as adjusted on a retroactive basis for the Reverse Stock Split. Refer to "Reverse Stock Split" within this Note 8, Stockholder’s Equity for additional details. Both equity plans are further described below.

Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 28, 2025, no shares of preferred stock were issued and outstanding.

Equity-Based Compensation

Omnibus Equity Plan and Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company adopted the Omnibus Equity Plan and the ESPP.

Under the Company’s Omnibus Equity Plan, incentive awards may be granted to employees, directors, and consultants of the Company. The Company initially reserved 247,933 shares of common stock, for future issuance under the Omnibus Equity Plan, including any shares subject to awards under the 2021 Equity Incentive Plan (the “2021 Equity Plan”) that

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

are forfeited or lapse unexercised. The number of shares reserved for issuance under the Omnibus Equity Plan automatically increases on the first day of each fiscal year, starting in 2022 and continuing through 2031, by a number of shares equal to (a) 4% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s Board of Directors. The Company has registered shares issuable under the Omnibus Equity Plan pursuant to various Registration Statements on Form S-8.

Under the ESPP, the Company initially reserved 49,587 shares of common stock, for future issuance. The number of shares of common stock reserved for issuance automatically increases on the first day of each fiscal year beginning in 2022 and ending in 2031, by a number of shares equal to (a) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (b) such smaller number of shares as determined by the Company’s Board of Directors. The Company has registered shares issuable under the ESPP pursuant to various Registration Statements on Form S-8.

As of December 28, 2025, the Company had 244,449 and 74,764 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. During 2025, equity-based compensation expense related to the ESPP was immaterial. During 2025 and 2024, the Company issued 12,609 shares and 7,315 shares, respectively, pursuant to the ESPP six-month purchase periods.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. During 2025, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	102.85 to 117.46%
Risk-free interest rate	3.85 to 4.06%
Dividend yield	-
Weighted-average fair value per share of ESPP awards granted	$0.86 to 2.01

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Equity-based compensation expense is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

2024 Stock Repurchase Program

On May 3, 2024, the Company's Board of Directors authorized the 2024 Repurchase Program. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will continue to depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital.

The table below summarizes the share repurchase activity for the fifty-two weeks ended December 28, 2025 under our 2024 Repurchase Program. As of December 28, 2025, $1.1 million remained available under the 2024 Repurchase Program authorization.

Maximum Dollar Value
	Total Number	Weighted-	Aggregate	of Shares that May Yet
	of Shares	Average Price	Purchase	Be Purchased Under
Period	Purchased (1)	Paid Per Share	Price (2)	the 2024 Repurchase Program
Fifty-two weeks ended December 28, 2025	123,934	$7.15	$886,264	$1,117,998

(1)	The shares of common stock were purchased in open market transactions pursuant to 10b5-1 purchase plans entered into by the Company.
(2)	Amount includes broker commissions

Reverse Stock Split

On June 11, 2025, the Company’s Board of Directors approved the Reverse Stock Split of the Company’s common stock, par value $0.001 per share. On June 26, 2025, the Company filed a Certificate of Amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. As a result, each stockholder of record on June 26, 2025 received one share of common stock for every fifteen shares held on the record date. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares of common stock not evenly divisible by the Reverse Stock Split ratio, received such number of shares of common stock rounded up to the nearest whole number. All share, equity award, and per share amounts presented herein have been retroactively adjusted to reflect this Reverse Stock Split, as applicable. The Reverse Stock Split was effective for purposes of trading on the Nasdaq Capital Market as of the opening of business on July 7, 2025.

2021 Equity Plan

During April 2021, the Company’s Board of Directors adopted the 2021 Equity Plan. The 2021 Equity Plan provided for the issuance of incentive stock options, restricted stock, RSUs and other equity-based and cash-based awards to the Company’s employees, directors, and consultants. The maximum aggregate number of shares reserved for issuance under the 2021 Equity Plan was 61,667 shares. The options outstanding under the 2021 Equity Plan expire ten years from the date of grant. The Company issues new shares of common stock to satisfy stock option exercises. In connection with the closing of the IPO, no further awards will be granted under the 2021 Equity Plan.

Former CEO Stock Options and Special Compensation Awards

In April 2021, the Company entered into an Employment Agreement (the “McCreight IPO Employment Agreement”) with the former CEO, David McCreight, and granted stock options under the 2021 Equity Plan to purchase 21,520 shares

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

of common stock with an exercise price of $170.25 per share, which vest based on service and performance conditions. 18,342 of these stock options have only service vesting conditions, and 3,177 of these stock options have both service and performance vesting conditions. In addition, a portion of these stock options were subject to accelerated vesting conditions upon the occurrence of certain future events, which were satisfied upon the closing of the IPO. As previously disclosed on a Form 8-K filed on February 13, 2023 (the “February 2023 8-K”), Mr. McCreight voluntarily forfeited 10,760 unvested stock options of the Company. During the thirteen weeks ended April 2, 2023, the forfeiture of 10,760 unvested stock options resulted in immediate acceleration of the remaining $1.2 million of compensation expense which was recorded to general and administrative expense. As previously disclosed in the February 2023 8-K, the Company and David McCreight also entered into the First Amendment to Lulu’s Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement that extended the post-termination exercise period of 10,760 vested stock options from 90 days to three (3) years from a termination of service other than for cause, death or disability.

Under the McCreight IPO Employment Agreement, Mr. McCreight received two bonuses in the form of 13,928 fully-vested shares of the Company’s common stock. The Company recognized the final $0.4 million of equity-based compensation expense related to this award in the thirteen weeks ended April 2, 2023.

Stock Options

A summary of stock option activity in 2025 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 29, 2024	10,760	$170.25	6.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of December 28, 2025	10,760	$170.25	5.29
Exercisable as of December 28, 2025	10,760	$170.25	5.29	$—
Vested and expected to vest as of December 28, 2025	10,760	$170.25	5.29	$—

There were no options granted during 2025 and 2024. The Company had no equity-based compensation expense or unrecognized compensation cost related to stock options during 2025 and 2024.

Restricted Stock and RSUs

Immediately before the completion of the IPO, the LP was liquidated and the unit holders of the LP received shares of the Company’s common stock in exchange for their units of the LP. The Class P unit holders received approximately 130,940 shares of common stock, comprised of approximately 102,420 shares of vested common stock and approximately 28,520 shares of unvested restricted stock. Any such shares of restricted stock received in respect of unvested Class P units of the LP were subject to vesting and a risk of forfeiture to the same extent as the corresponding Class P units. The Company recognized the final $0.3 million of equity-based compensation expense related to exchanged restricted stock during 2024. As of December 29, 2024, the exchanged restricted stock was settled in fully-vested shares of the Company. The fair value of restricted stock vested during 2024 was $0.04 million.

On March 20, 2025, Mark Vos, the Company’s President and Chief Information Officer, and Ms. Holt, the Company’s Former Chief Merchandising Officer, received grants of 24,000 RSUs and 3,333 RSUs, respectively, pursuant to their respective employment agreements and RSU Award Agreements, which vest (or were scheduled to vest) in equal, quarterly installments on the last day of each calendar quarter, starting on March 31, 2025, subject to continued service requirements. On March 20, 2025, the Company granted a total of 3,649 RSUs, to certain employees, which vest in

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

equal installments over a three-year service period. On November 6, 2025, the Board approved a plan to streamline the Company’s merchandising and buying function, including a reduction in force of those teams, to better align with the Company’s strategic and financial needs. In conjunction with this reduction in force, Ms. Holt, who held the role of Chief Merchandising Officer, elected to resign from the Company, effective November 7, 2025. Subject to the execution of a release of claims by Ms. Holt, the Company treated her departure as a resignation for good reason and is paying Ms. Holt severance benefits equivalent to those set forth in Section 3.4 of the CMO Employment Agreement entered into on December 21, 2023, which was filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 6, 2024. Pursuant to the terms of the CMO Employment Agreement and the Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “the Omnibus Equity Plan”), 100% of Ms. Holt’s unvested RSUs were forfeited on the effective date of her resignation.

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

After evaluating the potential dilutive impact of the non-employee director RSU awards pursuant to the Company’s Amended Non-Employee Director Compensation Program, on May 1, 2025, the Board approved a one-time, cash payment of $50,000 to each eligible non-employee director in lieu of his or her $100,000 fiscal year 2025 annual RSU award. This cash payment will be payable on the date of the 2026 annual meeting of stockholders, subject to each non-employee director’s continued service on the Board through such payment date. On May 30, 2025, Tiffany R. Smith notified us of her decision to resign as Chief Financial Officer, effective June 30, 2025. Ms. Smith’s unvested RSUs were forfeited on the effective date of her resignation.

The Company recognized equity-based compensation expense of $3.9 million and $6.3 million during the years ended 2025 and 2024, respectively, related to the RSUs. As of December 28, 2025, the unrecognized equity-based compensation expense is $2.4 million and will be recognized over a weighted-average period of 1.01 years.

The following table summarizes the roll forward of unvested RSUs in 2025:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 29, 2024	243,582	$39.20
RSUs granted	34,332	7.70
RSUs vested	(143,214)	36.71
RSUs forfeited	(27,563)	28.89
Balance at December 28, 2025	107,137	$35.09

The fair value of RSUs vested during 2025 was $1.1 million.

The Company recognized a tax benefit of $1.3 million, $1.5 million and $1.5 million related to equity-based compensation expense in 2025, 2024 and 2023, respectively.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Performance Stock Units (“PSUs”)

On March 20, 2025, Mark Vos received a grant of 20,000 PSUs, which vest on the date when both of the following have occurred: (i) Performance Achievement: the Volume-Weighted-Average Price of the Company’s common stock over trailing 10 trading days equals or exceeds $150.00, as adjusted for the Reverse Stock Split, on a date when Mr. Vos remains employed by the Company or within 90 days following termination of Mr. Vos' employment; and (ii) Service Achievement: Mr. Vos remains employed with the Company through December 31, 2025. On March 20, 2025, Ms. Holt received a grant of 3,333 PSUs, which would have vested on the date when both of the following occurred, provided that Ms. Holt had remained employed with the Company through such date: (i) the Company filed a Form 10-Q or Form 10-K with the SEC indicating that the Company had trailing twelve months’ net revenue that was at least $150 million more than the Company’s net revenue in the fiscal year ended December 31, 2023 and (ii) the second anniversary of Ms. Holt's start date had occurred. As discussed above, in conjunction with the reduction in force of the Company's merchandising and buying function teams, Ms. Holt elected to resign from the Company, effective November 7, 2025. 100% of Ms. Holt’s unvested PSUs were forfeited on the effective date of her resignation.

The Company recognized equity-based compensation expense of $0.6 million and $2.0 million during 2025 and 2024, respectively, related to the PSUs. As of December 28, 2025, the unrecognized equity-based compensation expense is $0.1 million for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.05 years.

The following table summarizes the roll forward of unvested PSUs during 2025:

		Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 29, 2024	144,105	$37.71
PSUs granted	23,333	4.05
PSUs vested	—	—
PSUs forfeited	(6,667)	19.20
Balance at December 28, 2025	160,771	$33.59

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

9.Income Taxes

All of the Company’s loss before income taxes is from the U.S. The following table presents the components of the income tax benefit (provision) (in thousands):

	2025	2024	2023
Current:
Federal	$—	$—	$(401)
State	(104)	2,282	(464)
Total current benefit (provision)	(104)	2,282	(865)
Deferred:
Federal	(32)	(3,698)	2,204
State	(52)	(917)	337
Total deferred benefit (provision)	(84)	(4,615)	2,541
Income tax benefit (provision)	$(188)	$(2,333)	$1,676

U.S. state and local taxes refunded (in thousands):

For the Fiscal Year Ended December 28, 2025
Amount
California refund	$2,974
Other states refund (net)	$69

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The table below is a reconciliation of the components that caused the Company's benefit (provision) for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% for the year ended December 28, 2025 (in thousands except for percentages):

	For the Fiscal Year Ended December 28, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$(2,840,267)	21.0%
Domestic state and local income taxes, net of federal effect (1)	211,407	(1.6)
Nontaxable and nondeductible items:
Excess tax expense on executive compensation limitation [Sec 162(m) officers' compensation]	229,230	(1.7)
Excess tax expense on equity-based compensation expense	746,980	(5.5)
Meals	34,002	(0.3)
Other Permanent Differences	36,488	(0.3)
Changes in valuation allowances	1,787,396	(13.2)
Changes in prior years unrecognized tax benefit	(37,396)	0.3
Other	20,542	(0.2)
Total tax provision (benefit) and effective income tax rate	$188,382	(1.5)%

(1)	State taxes in California, Oregon, and Texas made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 29, 2024, and December 31, 2023, prior to the adoption of ASU 2023-09, the table below is a reconciliation of the components that caused the Company's benefit (provision) for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21%:

	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	6.3	(0.4)
Non-deductible equity-based compensation expense	(1.2)	(9.1)
IRC Section 162(m) limitation	(0.5)	(3.0)
Change in uncertain tax position	0.4	(0.3)
Change in valuation allowance	(28.2)	—
Goodwill impairment	(1.9)	—
Other	(0.2)	(0.2)
Effective tax rate	(4.3)%	8.0%

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes, and (b) operating losses and tax credit carryforwards.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands) as of:

	December 28,	December 29,
	2025	2024
Deferred tax assets:
Accruals and allowances	$2,359	$2,774
Interest disallowance	2,163	2,140
Inventory capitalization and other adjustments	1,780	1,958
Deferred revenue	3,488	2,730
Equity-based compensation	1,087	1,433
Net operating losses and tax credit carryforwards	5,926	2,679
R&D capitalization	2,972	4,255
Lease liabilities	4,134	6,469
Other	7	—
Gross deferred tax assets	23,916	24,438
Deferred tax liabilities:
Depreciation and amortization	(4,539)	(3,978)
Lease right-of-use asset	(3,575)	(5,919)
Other	—	(443)
Gross deferred tax liabilities	(8,114)	(10,340)
Valuation Allowance	(16,700)	(14,912)
Net deferred tax assets (liabilities)	$(898)	$(814)

Net DTLs are included in other noncurrent liabilities on the consolidated balance sheets as of December 28, 2025 and December 29, 2024.

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

As of December 28, 2025, we had approximately $23.9 million in gross DTAs and $8.1 million in gross DTLs, which resulted in a net DTA of $15.8 million. These DTAs include approximately $5.9 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Some of these net operating loss carryforwards will expire if they are not used within certain periods. At this time, based on evidence currently available, we consider it more likely than not that we will not have sufficient taxable income in the future that will allow us to realize the DTAs. Due to the weight of objectively verifiable negative evidence, we established a valuation allowance in the prior year of $14.9 million and increased the allowance to $16.7 million as of December 28, 2025, which reduced the tax benefit recognized in the current year, impacting our results of operations.

On December 28, 2025, the Company has federal and state net operating loss carryforwards of $22.9 million and $17.6 million, respectively. The federal net operating loss can be carried forward indefinitely and the state net operating loss carryforwards will begin to expire in 2028 if unused. The Company also has state tax credit carryforwards of an immaterial amount. The state tax credits will begin to expire in 2026 if unused.  Lastly, the Company currently has $9.4

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

million of a Federal disallowed interest expense carryforward under Section 163(j) of the Internal Revenue Code, which can be carried forward indefinitely.

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

As of December 28, 2025, December 29, 2024, and December 31, 2023, the Company’s uncertain tax positions and related accrued interest and penalties were not material. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the financial statements as a component of income tax expense.

The Company’s federal and state income tax returns are generally not subject to examination by taxing authorities for fiscal years before 2022 and 2021, respectively.

10.Related Party Transactions

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

11.Defined Contribution Plans

The Company sponsors a participant-directed 401(k) profit sharing plan for employees who have been working at the Company for at least three months and are at least 18 years of age. Participants may make wage-deferred contributions up to the maximum allowed by law. The Company may make discretionary matching contributions annually. The Company made matching contributions of $0.9 million, $1.0 million, and $1.1 million during 2025, 2024 and 2023, respectively.

12.Segment Reporting

The Company identifies operating segments based on whether the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews operating results of particular components of the Company’s activities and allocates resources and assesses performance based on those results. The Company has one reportable segment related to the sale of merchandise directly to end customers. Sales to wholesale customers are less than 10% of total revenue and therefore do not require separate disclosure as a reportable segment. All long-lived assets are located in the U.S. and substantially all revenue is attributable to customers based in the U.S. International sales are not significant.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Fiscal Years Ended
	December 28,	December 29,	December 31,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(52 weeks)

Net revenue	$282,284	$315,887	$355,175
Less:
Cost of revenue	160,230	185,639	206,949
Employee expenses (excluding equity-based compensation expense)	46,137	53,056	53,791
Equity-based compensation expense	4,481	8,090	17,694
Advertising expenses	50,406	55,408	58,481
Goodwill impairment	—	28,374	—
Other net costs (1)	29,571	34,257	35,264
Depreciation and amortization (2)	2,520	2,745	2,278
Interest expense	2,464	1,271	1,728
Income tax provision (benefit)	188	2,333	(1,676)
Segment net loss	$(13,713)	$(55,286)	$(19,334)

(1)	Other net costs include professional services fees, other selling costs, other general and administrative costs, technology and software costs, facilities costs, interest income, non-operating income and expenses, and other immaterial expenses that do not align with the separately presented expense categories.
(2)	Excludes depreciation expense related to distribution facilities recorded in cost of revenue.

13.Subsequent Events

Appointment of Permanent Chief Financial Officer

On February 3, 2026, the Company appointed Heidi Crane as its permanent Chief Financial Officer (“CFO”), effective February 4, 2026 (“CFO Effective Date”). Ms. Crane served as the Company’s fractional CFO beginning in October 2025. Upon the CFO Effective Date, Ms. Crane transitioned to a full-time employee of the Company, as well as its principal financial officer and principal accounting officer.

Changes to U.S. Trade Policy

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under IEEPA. The ultimate availability, timing and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory and administrative developments. Following the Supreme Court’s decision, the Trump Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, any potential refunds, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended, and the impact of such actions on the Company's business or its suppliers. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company’s business, suppliers, financial condition and results of operations.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 28, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2025, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the COSO criteria, management determined that our internal control over financial reporting was effective as of December 28, 2025.

This Annual Report on Form 10-K does not include an attestation report on internal controls over financial reporting by our independent registered accounting firm. Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an emerging growth company as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have also adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers and employees. We believe our Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and Nasdaq listing standards applicable to the Company. A copy of our Insider Trading Compliance Policy was filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024, which exhibit is incorporated by reference herein.

The remaining information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated herein by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	The consolidated financial statements are filed as part of this Annual Report on Form 10-K under, Part II, “Item 8. Financial Statements and Supplementary Data.”
(2)	The financial statement schedules are omitted because they are either not applicable, or the required information is included in the consolidated financial statements or notes thereto under Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K
(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.1	12/16/2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 26, 2025.	8-K	001-41059	3.2	06/26/2025
3.3	Amended and Restated Bylaws of Lulu’s Fashion Lounge Holdings, Inc.	10-Q	001-41059	3.2	12/16/2021
4.1	Form of Common Stock Certificate	S-1/A	333-260194	4.1	11/01/2021
4.2	Investors’ Rights Agreement, dated as of April 12, 2018, among the Lulu’s Fashion Lounge Holdings, Inc., the Investors listed on Schedule A thereto, Lulu’s Holdings, L.P. and LFL Acquisition Corp.	S-1	333-260194	4.2	10/12/2021
4.3	Description of the Registrant’s Securities	10-K	001-41059	4.3	03/31/2022
10.1+	Omnibus Equity Plan and Form of Stock Option Agreement and Restricted Stock Unit Agreement	10-K	001-41059	10.1	03/31/2022
10.2+	2021 Employee Stock Purchase Plan.	S-1/A	333-260194	10.2	11/01/2021
10.3+	Form of Stock Award Agreement (Evidencing Common Stock Received in Respect of Class P Units).	S-1/A	333-260194	10.3	11/01/2021
10.4+	2021 Equity Incentive Plan	S-1	333-260194	10.4	10/12/2021
10.5+	Stock Option Agreement and Grant Notice between the Registrant and David W. McCreight under the 2021 Equity Incentive Plan	S-1	333-260194	10.5	10/12/2021
10.6+	Form of Indemnification Agreement	S-1/A	333-260194	10.8	11/01/2021
10.7	Lease Agreement, dated as of January 7, 2019, between Chrin-Carson Development, LLC and the Registrant	S-1/A	333-260194	10.17	11/01/2021

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.8	First Amendment to Lease, dated as of February 24, 2019, between Chrin-Carson Development, LLC and the Registrant	S-1/A	333-260194	10.18	11/01/2021
10.9	Registration Rights Agreement among the Registrant and certain of its stockholders, dated November 10, 2021.	10-Q	001-41059	10.9	12/16/2021
10.10	Stockholders Agreement among the Registrant, H.I.G. Growth Partners—Lulu’s, L.P., entities affiliated with IVP and Canada Pension Plan Investment Board, dated November 10, 2021.	10-Q	001-41059	10.10	12/16/2021
10.11+	Employment Agreement by and among Lulu’s Fashion Lounge, LLC, Lulu’s Fashion Lounge Holdings, Inc., and Mark Vos, dated May 12, 2022	10-Q	001-41059	10.2	5/17/2022
10.12	Master Fulfillment System Acquisition & Software License Agreement, dated as of September 24, 2021, between 6 River Systems, LLC and Lulu’s Fashion Lounge, LLC	10-Q	001-41059	10.8	5/17/2022
10.13	Commercial Lease Agreement, dated as of September 3, 2021, between Adaya Slover Holdings, LLC, and Lulu’s Fashion Lounge, LLC	10-Q	001-41059	10.9	5/17/2022
10.14+	First Amendment to Lulu's Fashion Lounge Holdings, Inc. 2021 Equity Incentive Plan Stock Option Agreement, dated as of February 13, 2023, between Lulu's Fashion Lounge Holdings, Inc. and David W. McCreight	8-K	001-41059	10.1	2/14/2023
10.15+	Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Crystal Landsem	8-K	001-41059	10.1	03/06/2023
10.16+	Amendment to Employment Agreement, dated as of March 5, 2023, among Lulu's Fashion Lounge Holdings, Inc, Lulu's Fashion Lounge, LLC and Mark Vos	8-K	001-41059	10.2	03/06/2023
10.17+	Amended 2021 Employee Stock Purchase Plan	10-K	001-41059	10.26+	03/14/2023
10.18	Commercial Lease Agreement, dated as of June 29, 2023, between 8303-8315 Melrose Ave, LLC, Melrose Investment Group LLC and Lulu’s Fashion Lounge, LLC	10-Q	001-41059	10.1	08/08/2023
10.19+	Amendment to Lulu's Fashion Lounge Holdings, Inc. Omnibus Equity Plan	8-K	001-41059	10.1	06/14/2023
10.20+	Second Amendment to Employment Agreement, dated as of January 9, 2024, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Mark Vos.	8-K	001-41059	10.1	01/10/2024

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.21+	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement.	8-K	001-41059	10.2	01/10/2024
10.22+	Employment Agreement, dated as of December 21, 2023, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Ms. Holt.	10-K	001-41059	10.37	03/06/2024
10.23+	Fourth Amendment to Lulu’s Fashion Lounge Holdings, Inc. Non-Employee Director Compensation Program.	10-Q	001-41059	10.2	05/14/2025
10.24	Fourth Amendment to Lease, dated as of May 7, 2025, between Chrin-Carson Development, LLC and the Registrant.	10-Q	001-41059	10.3	05/14/2025
10.25	Loan and Security Agreement, dated as of August 14, 2025, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge Parent, LLC and Lulu's Fashion Lounge, LLC, as borrowers, White Oak Commercial Finance, LLC, as administrative agent, and the lenders party thereto.***	8-K	001-41059	10.1	08/14/2025
10.26	First Amendment to Loan and Security Agreement, dated October 28, 2025, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge Parent, LLC and Lulu's Fashion Lounge, LLC, as borrowers, White Oak Commercial Finance, LLC, as administrative agent, and the lenders party thereto.	10-Q	001-41059	10.3	11/12/2025
10.27+	Consulting Project Details #2 to the Master Consulting Services Agreement, dated October 11, 2025, between Lulu's Fashion Lounge, LLC and Business Talent Group, LLC.***	8-K	001-41059	10.1	10/14/2025
10.28+	Amendment No. 1 to Consulting Project Details No. 2 to the Master Consulting Services Agreement, dated January 22, 2026, between Lulu’s Fashion Lounge, LLC and Business Talent Group, LLC.	8-K	001-41059	10.1	01/22/2026
10.29+	Employment Agreement, dated as of February 4, 2026, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Heidi Crane.	8-K	001-41059	10.1	02/05/2026
10.30	First Amendment to Master Fulfillment System Acquisition & Software License Agreement, dated as of March 1, 2026, between 6 River Systems, LLC and Lulu’s Fashion Lounge, LLC.***					*
19	Insider Trading Compliance Policy	10-K	001-41059	19	03/27/2025
21.1	Subsidiaries of the Registrant					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97	Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-41059	97	03/27/2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

***

Furnished Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are both (i) not material to investors and (ii) the type of information that the Company customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request. Additionally, certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules or exhibits to the SEC upon request by the SEC; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of The Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

+Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: March 30, 2026	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Heidi Crane
Heidi Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Crystal Landsem	Chief Executive Officer (Principal Executive Officer)	March 30, 2026
Crystal Landsem	and Director

/s/ Heidi Crane	Chief Financial Officer (Principal Financial and	March 30, 2026
Heidi Crane	Accounting Officer)

/s/John Black	Director	March 30, 2026
John Black

/s/ Dara Bazzano	Director and Board Chair	March 30, 2026
Dara Bazzano

/s/ Evan Karp	Director	March 30, 2026
Evan Karp

/s/ Anisa Kumar	Director	March 30, 2026
Anisa Kumar

/s/ Kelly McCarthy	Director	March 30, 2026
Kelly McCarthy