Form 10-Q
period 2026-03-29
Lulu's Fashion Lounge Holdings, Inc.
filed 2026-05-13
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026

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

As of May 8, 2026, there were 2,864,405 shares of the registrant’s common stock, par value $0.001, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective as of the opening of business on July 7, 2025.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2025, and our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2026” and/or “2026” relate to the year ending January 3, 2027 and “fiscal 2025” and/or “2025” relate to the year ended December 28, 2025. The fiscal year ending January 3, 2027 consists of 53-weeks, and the fiscal year ended December 28, 2025 consists of 52-weeks.

Throughout this Quarterly Report on Form 10-Q, we provide a number of key performance indicators used by management and typically used by our competitors in our industry. These and other key performance indicators are discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics.” In this Quarterly Report on Form 10-Q, we also reference Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow which are non-GAAP (generally accepted accounting principles in the United States of America) financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow, as well as a reconciliation of net loss and comprehensive loss to Adjusted EBITDA and a reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities. Net loss and comprehensive loss is the most directly comparable financial measure to Adjusted EBITDA and net cash provided by operating activities is the most directly comparable financial measure to Free Cash Flow, required by, or presented in accordance with GAAP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 29,	December 28,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,439	$2,661
Accounts receivable	6,319	1,712
Inventory, net	33,080	32,444
Assets for recovery	4,406	2,197
Income tax refund receivable, net	210	1,028
Prepaids and other current assets	4,092	3,606
Total current assets	55,546	43,648
Property and equipment, net	2,070	2,311
Goodwill	7,056	7,056
Tradename	18,509	18,509
Intangible assets, net	2,607	2,680
Lease right-of-use assets	14,130	14,521
Other noncurrent assets	567	639
Total assets	$100,485	$89,364

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$7,771	$8,340
Accrued expenses and other current liabilities	28,744	17,411
Returns reserve	15,811	10,289
Stored-value card liability	18,113	18,231
Asset Based Revolving Credit Facility – current	13,328	14,390
Lease liabilities, current	6,986	6,402
Total current liabilities	90,753	75,063
Lease liabilities, noncurrent	9,220	10,389
Other noncurrent liabilities	1,037	898
Total liabilities	101,010	86,350
Commitments and Contingencies (Note 7)

Stockholders' equity (deficit):
Preferred stock: $0.001 par value, 10,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized; 3,003,494 and 2,971,729 shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively(1)	43	43
Additional paid-in capital	267,108	266,557
Accumulated deficit	(266,294)	(262,204)
Treasury stock, at cost, 146,555 shares outstanding as of March 29, 2026 and December 28, 2025(1)	(1,382)	(1,382)
Total stockholders' equity (deficit)	(525)	3,014
Total liabilities and stockholders' equity (deficit)	$100,485	$89,364

(1)	Shares have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Net revenue	$57,531	$64,155
Cost of revenue	31,583	38,314
Gross profit	25,948	25,841
Selling and marketing expenses	14,037	15,915
General and administrative expenses	15,458	18,044
Loss from operations	(3,547)	(8,118)
Interest expense	(394)	(577)
Other income, net	44	623
Loss before benefit (provision) for income taxes	(3,897)	(8,072)
Income tax benefit (provision)	(193)	74
Net loss and comprehensive loss	(4,090)	(7,998)

Basic loss per share(1)	$(1.44)	$(2.86)
Diluted loss per share(1)	$(1.44)	$(2.86)
Basic weighted-average shares outstanding(1)	2,839,190	2,793,574
Diluted weighted-average shares outstanding(1)	2,839,190	2,793,574

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	For the Thirteen Weeks Ended March 29, 2026
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Deficit
Balance as of December 28, 2025	2,971,729	$43	$266,557	$(262,204)	(146,555)	$(1,382)	$3,014
Issuance of common stock for vesting of restricted stock units ("RSUs")	45,146	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan ("ESPP")	5,822	—	24	—	—	—	24
Shares withheld for withholding tax on RSUs	(19,203)		(186)	—	—	—	(186)
Equity-based compensation	—	—	713	—	—	—	713
Net loss and comprehensive loss	—	—	—	(4,090)	—	—	(4,090)
Balance as of March 29, 2026	3,003,494	$43	$267,108	$(266,294)	(146,555)	$(1,382)	$(525)

	For the Thirteen Weeks Ended March 30, 2025
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity
Balance as of December 29, 2024	2,804,542	$42	$262,313	$(248,491)	(22,621)	$(496)	$13,368
Issuance of common stock for vesting of RSUs	59,730	1	—	—	—	—	1
Issuance of common stock for ESPP	3,951	—	88	—	—	—	88
Shares withheld for withholding tax on RSUs	(16,177)	—	(130)	—	—	—	(130)
Equity-based compensation	—	—	1,462	—	—	—	1,462
Repurchase of common stock	—	—	—	—	(16,138)	(239)	(239)
Net loss and comprehensive loss	—	—	—	(7,998)	—	—	(7,998)
Balance as of March 30, 2025	2,852,046	$43	$263,733	$(256,489)	(38,759)	$(735)	$6,552

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Cash Flows from Operating Activities
Net loss and comprehensive loss	$(4,090)	$(7,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,113	1,351
Noncash lease expense	1,124	1,295
Gain on lease modification	—	(92)
Amortization of debt discount and debt issuance costs	53	31
Equity-based compensation expense	717	1,474
Changes in operating assets and liabilities:
Accounts receivable	(4,607)	(1,967)
Inventories	(636)	(5,632)
Assets for recovery	(2,209)	(2,636)
Income tax receivable	818	3,017
Prepaid and other current assets	(473)	118
Accounts payable	(601)	(740)
Accrued expenses and other current liabilities	16,714	21,198
Operating lease liabilities	(1,161)	(1,113)
Other noncurrent liabilities	138	16
Net cash provided by operating activities	6,900	8,322
Cash Flows from Investing Activities
Capitalized software development costs	(354)	(427)
Purchases of property and equipment	(46)	(140)
Net cash used in investing activities	(400)	(567)
Cash Flows from Financing Activities
Repayments on revolving line of credit	—	(3,000)
Proceeds from borrowings on Asset Based Revolving Credit Facility	60,713	—
Repayments on Asset Based Revolving Credit Facility	(61,775)	—
Proceeds from issuance of common stock under ESPP	20	88
Principal payments on finance lease obligations	(494)	(318)
Withholding tax payments related to vesting of RSUs	(186)	(130)
Repurchase of common stock	—	(239)
Net cash used in financing activities	(1,722)	(3,599)
Net increase in cash and cash equivalents	4,778	4,156
Cash and cash equivalents at beginning of period	2,661	4,460
Cash and cash equivalents at end of period	$7,439	$8,616
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$763	$(3,107)
Interest	$384	$539
Operating leases	$1,390	$1,371
Finance leases	$504	$336

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Remeasurement of operating lease right-of-use assets for lease modification	$1,080	$3,145
Purchases of property and equipment included in accounts payable and accrued expenses	$44	$115
Capitalized software development costs included in accrued expenses	$63	$30

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and cash available under the Loan and Security Agreement with White Oak Commercial Finance, LLC (the “2025 Credit Agreement”). We believe the cash on hand, cash provided by operations and cash available under the 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52-week or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 3, 2027 consists of 53-weeks, and the fiscal year ended December 28, 2025 consists of 52-weeks.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As discussed in the “Reverse Stock Split” section within Note 8, Stockholders’ Equity (Deficit), all per share amounts and common stock amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 29, 2026 and its results of operations for the thirteen weeks ended March 29, 2026 and March 30, 2025 and its cash flows for the thirteen weeks ended March 29, 2026 and March 30, 2025. The results of operations for the thirteen weeks ended March 29, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2027 or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2026.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2025, except as noted below and within the "Recently Issued Accounting Pronouncements" section.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related assets for recovery, store credit breakage, lease right-of-use assets and related lease liabilities, income tax valuation allowance and fair value of equity awards. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the condensed consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of March 29, 2026, two  wholesale customers represented 10% and 13%, respectively, of the Company’s accounts receivable balance. As of December 28, 2025, two wholesale customers represented 15% and 37%, respectively, of the Company’s accounts receivable balance. No single customer accounted for greater than 10% of the Company’s net revenue during the thirteen weeks ended March 29, 2026 and March 30, 2025.

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

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns is included in the returns reserve on its condensed consolidated balance sheets and represents the expected value of the refund that will be due to the Company’s customers. The Company’s returns reserve may fluctuate period over period due to seasonal trends, including fluctuation in sales volumes, merchandise mix and the timing of associated customer returns. The Company also has corresponding assets for recovery that represent the expected net realizable value of the merchandise inventory to be returned.

The Company sells stored-value gift cards to customers and offers online store credit for certain returns and promotions. The stored-value gift cards and store credits do not have an expiration date. The Company recognizes revenue from stored-value gift cards and store credits when the card or credit is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value gift card and store credit breakage. The Company estimates breakage related to store credits using historical redemption rates for each store credit issuance year, which reflects customer redemption patterns. The Company evaluates redemption patterns and may record adjustments to its breakage estimate from time to time. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen weeks ended March 29, 2026 and March 30, 2025 was $0.5 million for each respective period.

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

The following table summarizes the significant changes in the contract liabilities balances during the thirteen weeks ended March 29, 2026 and March 30, 2025 (in thousands):

Stored-Value
Cards
Balance as of December 28, 2025	$18,231
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,826)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	1,708
Balance as of March 29, 2026	$18,113

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stored-Value
Cards
Balance as of December 29, 2024	$17,883
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,953)
Increase due to cash received, excluding amounts recognized as revenue (including breakage) during the period	3,082
Balance as of March 30, 2025	$19,012

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $10.1 million and $12.0 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.

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

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Stock options	10,760	10,760
RSUs	92,980	211,910
PSUs	160,772	167,438
ESPP shares	3,495	15,756
Total	268,007	405,864

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

The Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of March 29, 2026 and determined that no events or changes in circumstances were identified that would indicate potential impairment related to the goodwill, tradename, and intangible assets recorded during the thirteen weeks ended March 29, 2026.

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

In July 2025, FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with practical expedient of developing reasonable and supportable forecasts as part of estimating expected credit losses, that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted this guidance for fiscal year 2026, and it did not have a material impact on our condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to disclose specific information about certain income statement expense line items in the notes to its financial statements for interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are currently evaluating this pronouncement to determine its impact on our condensed consolidated financial statements and related disclosures.

In September 2025, FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to amend certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027 (and interim reporting periods within those annual reporting periods). Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently evaluating this pronouncement to determine its impact on our condensed consolidated financial statements and related disclosures.

In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating this pronouncement to determine its impact on our condensed consolidated financial statements and related disclosures.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In December 2025, FASB issued ASU 2025-12, Codification Improvements as part of its standing project to correct, clarify, and make narrow improvements to U.S. GAAP across a broad range of topics. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating this pronouncement to determine its impact on our condensed consolidated financial statements and related disclosures.

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, other current liabilities and borrowings under the 2025 Credit Agreement. As of March 29, 2026 and March 30, 2025, the carrying values of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

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

The Company performs the annual goodwill, tradename and intangible assets impairment assessment on the first day of the fourth quarter of each fiscal year. During the Company’s most recent annual impairment assessment for fiscal year 2025, the Company determined that no events or changes in circumstances were identified that would indicate potential impairment related to the goodwill, tradename, and intangible assets recorded during the fifty-two weeks ended December 28, 2025.

The Company does not have any financial instruments that were determined to be Level 3. There were no transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	March 29,	December 28,
	in Years	2026	2025
Leasehold improvements	1 – 6	$3,504	$3,504
Equipment	1 – 5	3,668	3,589
Furniture and fixtures	1 – 6	1,742	1,742
Total property and equipment		8,914	8,835
Less: accumulated depreciation and amortization		(6,844)	(6,524)
Property and equipment, net		$2,070	$2,311

Depreciation and amortization of property and equipment was $0.7 million and $0.8 million, for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a three-year period.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The gross carrying amount of capitalized software was $17.4 million and $17.0 million as of March 29, 2026 and December 28, 2025, respectively, and accumulated amortization was $14.8 million and $14.3 million, respectively. Intangible asset amortization expense was $0.5 million for each of the thirteen weeks ended March 29, 2026 and March 30, 2025.

As of March 29, 2026, estimated future amortization expense related to capitalized software is expected to be approximately $1.1 million in the remaining fiscal 2026, $1.0 million in fiscal 2027, $0.4 million in fiscal 2028, and $0.1 million in fiscal 2029.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 29,	December 28,
	2026	2025
Accrued compensation and benefits	$4,442	$4,826
Accrued marketing	5,240	4,659
Accrued inventory	13,384	3,369
Accrued freight	3,020	2,460
Other	2,658	2,097
Accrued expenses and other current liabilities	$28,744	$17,411

5.Debt

Credit Facility

On November 15, 2021, the Company entered into the prior credit agreement with Bank of America (the “Prior Credit Agreement”) for a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. The Prior Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction.

On August 14, 2025, the Company and its subsidiaries (collectively, the “Borrowers”) entered into the 2025 Credit Agreement for an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is based on a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers, now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant for minimum excess availability under the 2025 Credit Agreement. It also requires the Company to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028. On October 28, 2025, the Company entered into an amendment to the 2025 Credit Agreement, which included some clarifying and non-material changes to certain terms in the 2025 Credit Agreement.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The initial funding of the 2025 Credit Agreement occurred on August 14, 2025, and the proceeds were used in part to repay approximately $6.0 million outstanding under the Prior Credit Agreement. In connection with entering into the 2025 Credit Agreement and the repayment in full of all outstanding obligations under the Prior Credit Agreement, the Prior Credit Agreement and the related forbearance agreement and amendments with Bank of America, were terminated.

As of March 29, 2026, the outstanding borrowing under the 2025 Credit Agreement was $13.3 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the excess availability covenant and the outstanding letter of credit, the unused availability was $2.4 million. During the thirteen weeks ended March 29, 2026, the Company borrowed $60.7 million and repaid $61.8 million under the 2025 Credit Agreement and borrowings had a weighted average interest rate of 10.1% inclusive of amortization of debt issuance cost.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2025 Credit Agreement are included in prepaids and other current assets in the condensed consolidated balance sheets. As of March 29, 2026 and December 28, 2025, unamortized debt issuance costs recorded within prepaids and other current assets were $0.5 million and $0.6 million related to the 2025 Credit Agreement, respectively.

6.Leases

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through January 2029, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. The Company’s corporate headquarters are located in a leased facility in Chico, California, which lease will terminate on May 31, 2026. In early 2026, the Company entered into a lease agreement for a new facility in Chico, California, which will become our new corporate headquarters, effective May 15, 2026.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029. During the thirteen weeks ended March 29, 2026, the Company executed a renewal to extend the lease term of certain finance leases related to equipment by 1.2 years. The extension was not previously considered reasonably certain and was accounted for as a lease modification in the first quarter of 2026. As a result, the Company remeasured the associated lease liabilities using an updated incremental borrowing rate of 5.91%. In addition the lease liabilities were remeasured with a corresponding adjustment to the right-of-use asset of $1.1 million.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 29, 2026, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2026 remaining 9 months	$4,789	$967	$5,756
2027	5,666	493	6,159
2028	5,502	13	5,515
2029	—	2	2
2030	—	—	—
Thereafter	—	—	—
Total undiscounted lease payments	15,957	1,475	17,432
Present value adjustment	(1,184)	(42)	(1,226)
Total lease liabilities	14,773	1,433	16,206
Less: lease liabilities, current	(5,762)	(1,224)	(6,986)
Lease liabilities, noncurrent	$9,011	$209	$9,220

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of March 29, 2026, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.Stockholders’ Equity (Deficit)

Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 250,000,000 shares of common stock having a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of March 29, 2026, the Company has reserved 10,760 shares of common stock for issuance upon the exercise of stock options, and 345,679 shares of common stock available for future issuance under the Lulu’s Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”), and 68,857 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), as adjusted on a retroactive basis for the Reverse Stock Split. Refer to "Reverse Stock Split" within this Note 8, Stockholders’ Equity (Deficit) for additional details. Both equity plans are further described below.

Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of March 29, 2026 and December 28, 2025, no shares of preferred stock were issued and outstanding.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 29, 2026, the Company had 345,679 shares and 68,857 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen weeks ended March 29, 2026, and March 30, 2025, equity-based compensation expense related to our ESPP was immaterial. During the thirteen weeks ended March 29, 2026 and March 30, 2025, the Company issued 5,822 shares and 3,951 shares, respectively, pursuant to the ESPP six-month purchase periods ended February 25, 2026 and February 25, 2025, respectively.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen weeks ended March 29, 2026, the Company utilized the following assumptions:

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2024 Stock Repurchase Program

On May 8, 2024, the Company announced that its Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). During the thirteen weeks ended March 29, 2026, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program.

As of March 29, 2026, $1.1 million remained available under the 2024 Repurchase Program authorization. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. The 2024 Repurchase Program does not require the Company to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

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

Stock Options

A summary of stock option activity, is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 28, 2025	10,760	$170.25	5.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of March 29, 2026	10,760	$170.25	5.04
Exercisable as of March 29, 2026	10,760	$170.25	5.04	$—
Vested and expected to vest as of March 29, 2026	10,760	$170.25	5.04	$—

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company had no equity-based compensation expense or unrecognized compensation cost related to stock options during the thirteen weeks ended March 29, 2026 and March 30, 2025.

Restricted Stock Units (“RSUs”)

The Company recognized equity-based compensation expense of $0.6 million and $1.2 million during the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively, related to RSUs awards granted to employees and directors during the period and prior periods. As of March 29, 2026, the unrecognized equity-based compensation expense is $2.2 million and will be recognized over a weighted-average period of 0.58 years.

The following table summarizes the roll forward of unvested RSUs during the thirteen weeks ended March 29, 2026:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 28, 2025	107,137	$35.09
RSUs granted	34,837	16.28
RSUs vested	(45,146)	31.51
RSUs forfeited	(3,848)	32.45
Balance at March 29, 2026	92,980	$29.89

Performance Stock Units (“PSUs”)

The Company recognized equity-based compensation expense of $0.1 million and $0.3 million during the thirteen weeks ended March 29, 2026, and  March 30, 2025, respectively, related to the PSUs granted to officers during the prior periods. As of March 29, 2026, the unrecognized equity-based compensation expense is $48.5 thousand for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 2.27 years.

The following table summarizes the roll forward of unvested PSUs during the thirteen weeks ended March 29, 2026:

Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 28, 2025	160,772	$33.59
PSUs granted	—	—
PSUs vested	—	—
PSUs forfeited	—	—
Balance at March 29, 2026	160,772	$33.59

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the income tax benefit (provision) for income taxes (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Loss before benefit (provision) for income taxes	$(3,897)	$(8,072)
Benefit (provision) for income taxes	(193)	74
Effective tax rate	5.0%	(0.9)%

The Company’s benefit (provision) for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. However, for fiscal 2025, due to the uncertain and evolving impacts related to tariffs, the Company believed that using the year-to-date actual operating result was more reasonable. As such, beginning with the thirteen weeks ended March 30, 2025, the Company’s tax benefit for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting.

For fiscal 2026, the Company was able to provide a reasonable annual forecast. As such, beginning with the thirteen weeks ended March 29, 2026, the Company's tax provision for the interim period was determined using an estimated annual effective tax rate method, as the primary method for ASC Topic 740-270, Income Tax, Interim Reporting.

For the thirteen weeks ended March 29, 2026 and March 30, 2025, the Company's effective tax rate differed from the federal income tax rate of 21% primarily due to the establishment or adjustment of a valuation allowance against its deferred taxes, as the Company could not provide sufficient positive evidence that the deferred tax assets (“DTAs”) will be more-likely-than-not realized in the future.

The Company regularly assesses the realizability of DTAs and records a valuation allowance to reduce the DTAs to the amount that is more likely than not to be realized. In assessing the realizability of our DTAs, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company maintained a valuation allowance of $16.7 million as of December 28, 2025 and maintained the same position as of March 29, 2026.

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

The Company has one reportable segment related to the sale of merchandise directly to end customers. Neither sales to wholesale customers nor international customers are greater than 10% of total revenue, and therefore, neither requires separate disclosure as a reportable segment. All long-lived assets are located in the United States and substantially all revenue is attributable to customers based in the United States.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025

Net revenue	$57,531	$64,155
Less:
Cost of revenue	31,583	38,314
Employee expenses (excluding equity-based compensation expense)	10,420	11,794
Equity-based compensation expense	717	1,474
Advertising expenses	10,121	12,009
Other net costs (1)	7,610	7,395
Depreciation and amortization (2)	583	664
Interest expense	394	577
Income tax provision (benefit)	193	(74)
Segment net loss	$(4,090)	$(7,998)

(1)	Other net costs include professional services fees, other selling costs, other general and administrative costs, technology and software costs, facilities costs, interest income, non-operating income and expenses, and other immaterial expenses that do not align with the separately presented expense categories.

(2)	Excludes depreciation expense related to distribution facilities recorded in cost of revenue.

12.Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued, and there were no material events that occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “2025 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item I, Part 1A, “Risk Factors” in our 2025 10-K. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

Recent Developments

New Corporate Headquarters Lease

Our corporate headquarters are located in a leased facility in Chico, California, which lease will terminate on May 31, 2026. In early 2026, the Company entered into a lease agreement for a new facility in Chico, California, which will become our new corporate headquarters, effective May 15, 2026.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and cash available under the Loan and Security Agreement with White Oak Commercial Finance, LLC (the “2025 Credit Agreement”). We believe the cash on hand, cash provided by operations and cash available under 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented (in thousands, except for percentages) and Average Order Value (defined below).

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025

Gross Margin	45.1%	40.3%
Net loss and comprehensive loss	$(4,090)	$(7,998)
Adjusted EBITDA (1)	$(1,525)	$(4,670)
Adjusted EBITDA Margin (1)	(2.7)%	(7.3)%
Active Customers	2,270	2,550
Average Order Value	$142	$136

(1)

For a reconciliation of net loss and net loss margin to non-GAAP Adjusted EBITDA and Adjusted EBITDA Margin for the thirteen weeks ended March 29, 2026 and March 30, 2025, and why we consider non-GAAP financial measures useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) before interest expense, income taxes or benefit, depreciation and amortization adjusted to exclude the effects of equity-based compensation expense and other non-routine expenses. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes items that we do not consider to be indicative of our core operating performance. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods.

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025

	(in thousands)
Net loss and comprehensive loss	$(4,090)	$(7,998)
Depreciation and amortization	1,113	1,351
Interest expense	394	577
Income tax provision (benefit)	193	(74)
Equity-based compensation expense (1)	717	1,474
Other non-routine expense (2)	148	—
Adjusted EBITDA	$(1,525)	$(4,670)
Net loss margin	(7.1)%	(12.5)%
Adjusted EBITDA Margin	(2.7)%	(7.3)%

(1)	The thirteen weeks ended March 29, 2026 include equity-based compensation expense for performance stock units (“PSUs”) granted during prior periods and restricted stock units (“RSUs”) granted during the period and prior periods. The thirteen weeks ended March 30, 2025 include equity-based compensation expense for PSUs and RSUs granted during the period and prior periods.

(2)	The thirteen weeks ended March 29, 2026 include placement fees paid to Business Talent Group, LLC for Ms. Crane’s employment as permanent Chief Financial Officer and unrelated severance expenses.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen weeks ended March 29, 2026 and March 30, 2025 is as follows:

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Net cash provided by operating activities	$6,900	$8,322
Capitalized software development costs	(354)	(427)
Purchases of property and equipment	(46)	(140)
Free Cash Flow	$6,500	$7,755

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including what is discussed below. See Part I, Item 1A, “Risk Factors” in our 2025 10-K.

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended March 29, 2026, we served 2.3 million Active Customers compared to 2.6 million for the trailing 12 months ended March 30, 2025.

Inventory Management

We utilize a data-driven strategy that leverages our proprietary reorder algorithm to manage inventory as efficiently as possible. Our “test, learn, and reorder” approach consists of limited inventory purchases followed by the analysis of proprietary data including real-time transaction data and customer feedback, which then informs our selection and customization of popular merchandise prior to reordering in larger quantities. While our initial orders are limited in size and financial risk and our supplier partners are highly responsive, we nonetheless purchase inventory in anticipation of future demand and therefore are exposed to potential shifts in customer preferences and price sensitivity over time. We will continue to adjust our inventory purchases to align with the current needs of the business.

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

Interest Expense

Interest expense consists of interest expense related to the prior credit agreement with Bank of America (the “Prior Credit Agreement”) and the 2025 Credit Agreement.

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

We regularly assess the realizability of deferred tax assets (“DTAs”) and record a valuation allowance to reduce the DTAs to the amount that is more likely than not to be realized. In assessing the realizability of our DTAs, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, we maintained a valuation allowance as of December 28, 2025 of $16.7 million and continued to maintain the same position as of March 29, 2026.

Our Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of net revenue:

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025

Net revenue	$57,531	$64,155
Cost of revenue	31,583	38,314
Gross profit	25,948	25,841
Selling and marketing expenses	14,037	15,915
General and administrative expenses	15,458	18,044
Loss from operations	(3,547)	(8,118)
Interest expense	(394)	(577)
Other income, net	44	623
Loss before benefit (provision) for income taxes	(3,897)	(8,072)
Income tax benefit (provision)	(193)	74
Net loss and comprehensive loss	$(4,090)	$(7,998)

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025
Net revenue	100%	100%
Cost of revenue	55	60
Gross profit	45	40
Selling and marketing expenses	24	25
General and administrative expenses	27	28
Loss from operations	(6)	(13)
Interest expense	(1)	(1)
Other income, net	—	1
Loss before benefit (provision) for income taxes	(7)	(13)
Income tax benefit (provision)	—	—
Net loss and comprehensive loss	(7)%	(13)%

Comparisons for the Thirteen Weeks Ended March 29, 2026 and March 30, 2025

Net Revenue

Net revenue decreased in the thirteen weeks ended March 29, 2026 by $6.6 million, or 10%, compared to the same period of the prior year, primarily due to a 15% decrease in Total Orders Placed partially offset by the impact of higher AOV and an increase in wholesale revenue.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended March 29, 2026 by $6.7 million, or 18% compared to the same period of the prior year, primarily driven by reduced sales volume in addition to freight cost savings due to improved shipping rates.

Gross Profit

Gross profit increased slightly in the thirteen weeks ended March 29, 2026 by $0.1 million, or 0.4% compared to the same period of the prior year even though revenues declined by 10%, reflecting the improvement in gross margins to 45%

versus 40% in the prior year from a mix shift to higher margin products combined with freight cost savings due to improved shipping rates.

Selling and Marketing Expenses

Selling and marketing expenses, which are correlated to sales, decreased in the thirteen weeks ended March 29, 2026 by $1.9 million, or 12%, compared to the same period of the prior year, primarily due to lower online marketing costs of $1.7 million and merchant processing fees of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased in the thirteen weeks ended March 29, 2026 by $2.6 million or 14%, compared to the same period of the prior year. The decrease was primarily due to a $1.0 million decrease in variable labor and benefits associated with lower sales volume and enhanced productivity realized from our distribution center consolidation efforts, a $0.8 million decrease in equity-based compensation expense, a $0.4 million decrease in fixed labor and benefits costs driven by reduced fixed headcount, and a $0.4 million decrease in other general and administrative expenses.

Interest Expense

Interest expense decreased in the thirteen weeks ended March 29, 2026, by $0.2 million, or 32%, compared to the same period of the prior year. Interest expense in the prior year included $0.2 million in fees related to amendments to our Prior Credit Agreement. Excluding the impact of these non-recurring fees, interest expense increased modestly primarily due to higher average borrowings and higher interest rate.

Income Tax Benefit (Provision)

Income tax provision in the thirteen weeks ended March 29, 2026 increased by $0.3 million to a provision of $0.2 million, compared to a benefit of $0.1 million in the thirteen weeks ended March 30, 2025. The increase was primarily due to state income taxes and deferred taxes relating to the annual tax amortization expense on certain indefinite-lived intangible assets.

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

Credit Facility

On November 15, 2021, we entered into the Prior Credit Agreement with Bank of America (the “lender”) for a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. The Prior Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction.

On August 14, 2025, we entered into the 2025 Credit Agreement for an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is based on a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant for minimum excess availability under the 2025 Credit Agreement. It also requires us to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028.

On October 28, 2025, we entered into an amendment to the 2025 Credit Agreement, which clarified the terms related to the manner in which interest is calculated, provides us greater flexibility with respect to the location of our corporate headquarters and extends the amount of time to produce our borrowing base reports.

The initial funding of the 2025 Credit Agreement occurred on August 14, 2025, and the proceeds were used in part to repay approximately $6.0 million outstanding under the Prior Credit Agreement. In connection with entering into the 2025 Credit Agreement and the repayment in full of all outstanding obligations under the Prior Credit Agreement, the Prior Credit Agreement and the related forbearance agreement and amendments with Bank of America, were terminated.

As of March 29, 2026, the outstanding borrowing under the 2025 Credit Agreement was $13.3 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the excess availability covenant and the outstanding letter of credit, the unused availability was $2.4 million. During the thirteen weeks ended March 29, 2026, we borrowed $60.7 million and repaid $61.8 million under the 2025 Credit Agreement and borrowings had a weighted average interest rate of 10.1% inclusive of amortization of debt issuance cost.

Availability and Use of Cash

As of March 29, 2026, we had cash and cash equivalents of $7.4 million. During the thirteen weeks ended March 29, 2026, we benefited from cost reduction and cash conservation measures, including headcount reductions, reduced inventory purchases, adjustments to marketing spend and other fixed, variable, and capital spend. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and our 2025 Credit Agreement. We believe the cash on hand, cash provided by operations and cash available under the 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2025 10-K.

Repurchases Pursuant to the 2024 Repurchase Program

On May 8, 2024, we announced that our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen weeks ended March 29, 2026, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program. As of March 29, 2026, there was $1.1 million available under the 2024 Repurchase Program authorization.

The actual timing, number, and value of shares repurchased in the future will be determined at our discretion and will continue to depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases will continue to be funded from our existing cash and cash equivalents, or future cash flow. The 2024 Repurchase Program may be modified, suspended, or terminated at any time. For further information on the 2024 Repurchase Program, see Note 8, Stockholders’ Equity (Deficit), of the accompanying notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirteen Weeks Ended
	March 29,	March 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$6,900	$8,322
Investing activities	(400)	(567)
Financing activities	(1,722)	(3,599)
Net increase in cash and cash equivalents	$4,778	$4,156

Operating Activities

Net cash provided by operating activities consists primarily of net loss and comprehensive loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the thirteen weeks ended March 29, 2026, net cash provided by operating activities was $6.9 million, which consisted of a net loss of $4.1 million, partially offset by non-cash charges of $3.0 million and a net change of $8.0 million in operating assets and liabilities. The non-cash charges were primarily comprised of $1.1 million of depreciation and amortization, $1.1 million of non-cash lease expense and $0.7 million of equity-based compensation expense. The net change in operating assets and liabilities was primarily driven by $16.7 million increase in accrued expenses and other current liabilities which was mostly from a $10.0 million increase in accrued inventory, a $5.5 million increase in returns reserve, and a $1.2 million increase in freight and marketing accruals. These increases were partially offset by a $4.6 million increase in accounts receivable pertaining to timing-related increase in higher credit card receivables, a $2.2 million increase in assets for recovery, and a $1.9 million net change in other operating assets and liabilities.

During the thirteen weeks ended March 30, 2025, net cash provided by operating activities was $8.3 million, which consisted of a net loss of $8.0 million, partially offset by non-cash charges of $4.1 million and a net change of $12.2 million in operating assets and liabilities. The non-cash charges were primarily comprised of $1.5 million of equity-based compensation expense, $1.4 million of depreciation and amortization, and $1.3 million of non-cash lease expense. The net change in operating assets and liabilities was primarily driven by a $21.2 million increase in accrued expenses, mostly from an increase of a $7.9 million in the return reserve, a $6.1 million increase in marketing accruals, a $4.9 million increase in inventory accruals, and a $1.1 million increase in stored value liabilities. These increases were partially offset by a $5.6 million increase in inventory and a $3.4 million increase in assets for recovery and net change in other operating assets and liabilities.

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

During the thirteen weeks ended March 29, 2026, net cash used in investing activities related to the purchase of capitalized software and property and equipment was $0.4 million, as compared to $0.6 million during the thirteen weeks ended March 30, 2025.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our revolving facility under our Prior Credit Agreement and 2025 Credit Agreement.

During the thirteen weeks ended March 29, 2026, cash used in financing activities was $1.7 million, primarily due to $61.8 million of repayments under our 2025 Credit Agreement, and $0.5 million of principal payments on finance lease obligations, partially offset by $60.7 million proceeds from borrowings under our 2025 Credit Agreement.

During the thirteen weeks ended March 30, 2025, cash used in financing activities was $3.6 million, primarily due to $3.0 million of repayments under our Prior Credit Agreement, $0.3 million of principal payments on finance lease obligations and $0.2 million used in the repurchase of our common stock.

Contractual Obligations and Other Commitments

There have been no other material changes to our contractual obligations and commitments as disclosed in our 2025 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our 2025 10-K and the notes to the audited consolidated financial statements appearing elsewhere in our 2025 10-K. There have been no significant changes to our critical accounting policies and estimates as disclosed in our 2025 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our exposure to market risk from that discussed in our 2025 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2025 10-K. There have been no material changes to the risk factors previously disclosed in the 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2024, the Company announced that its Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. During the thirteen weeks ended March 29, 2026, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program. As of March 29, 2026, $1.1 million remained available under the 2024 Repurchase Program authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the thirteen weeks ended March 29, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	Amendment No. 1 to Consulting Project Details No. 2 to the Master Consulting Services Agreement, dated January 22, 2026, between Lulu’s Fashion Lounge, LLC and Business Talent Group, LLC.	8-K	001-41059	10.1	01/22/2026
10.2	Employment Agreement, dated as of February 4, 2026, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge, LLC and Heidi Crane.	8-K	001-41059	10.1	02/05/2026
10.3	First Amendment to Master Fulfillment System Acquisition & Software License Agreement, dated as of March 1, 2026, between 6 River Systems, LLC and Lulu’s Fashion Lounge, LLC.+	10-K	001-41059	10.30	03/30/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: May 13, 2026	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Heidi Crane
Heidi Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)