Form 10-Q
period 2026-06-28
Lulu's Fashion Lounge Holdings, Inc.
filed 2026-08-12
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-41059

Lulu’s Fashion Lounge Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8442468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
495 Ryan Avenue Suite 125 Chico, California	95973
(Address of principal executive offices)	(Zip Code)

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

As of August 7, 2026, there were 2,871,576 shares of the registrant’s common stock, par value $0.001, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective as of the opening of business on July 7, 2025.

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

Our fiscal year is a “52-53 week” year ending on the Sunday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. References herein to “fiscal 2026” and/or “2026” relate to the year ending January 3, 2027 and “fiscal 2025” and/or “2025” relate to the year ended December 28, 2025. The fiscal year ending January 3, 2027 consists of 53 weeks, and the fiscal year ended December 28, 2025 consists of 52 weeks.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 28,	December 28,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,123	$2,661
Accounts receivable	2,734	1,712
Inventory, net	28,642	32,444
Assets for recovery	3,593	2,197
Income tax refund receivable, net	268	1,028
Prepaids and other current assets	3,686	3,606
Total current assets	43,046	43,648
Property and equipment, net	1,854	2,311
Goodwill	7,056	7,056
Tradename	18,509	18,509
Intangible assets, net	2,484	2,680
Lease right-of-use assets	13,154	14,521
Other noncurrent assets	571	639
Total assets	$86,674	$89,364

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$17,423	$8,340
Accrued expenses and other current liabilities	14,157	17,411
Returns reserve	12,459	10,289
Stored-value card liability	17,666	18,231
Asset Based Revolving Credit Facility – current	10,082	14,390
Lease liabilities, current	7,259	6,402
Total current liabilities	79,046	75,063
Lease liabilities, noncurrent	8,104	10,389
Other noncurrent liabilities	1,026	898
Total liabilities	88,176	86,350
Commitments and Contingencies (Note 7)

Stockholders' equity (deficit):
Preferred stock: $0.001 par value, 500,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized; 3,011,528 and 2,971,729 shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively(1)	43	43
Additional paid-in capital	267,614	266,557
Accumulated deficit	(267,777)	(262,204)
Treasury stock, at cost, 146,555 shares outstanding as of June 28, 2026 and December 28, 2025(1)	(1,382)	(1,382)
Total stockholders' equity (deficit)	(1,502)	3,014
Total liabilities and stockholders' equity (deficit)	$86,674	$89,364

(1)	Shares have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Net revenue	$67,807	$81,520	$125,338	$145,675
Cost of revenue	34,852	44,588	66,435	82,902
Gross profit	32,955	36,932	58,903	62,773
Selling and marketing expenses	18,381	21,993	32,418	37,908
General and administrative expenses	15,818	17,562	31,276	35,606
Loss from operations	(1,244)	(2,623)	(4,791)	(10,741)
Interest expense	(302)	(856)	(696)	(1,433)
Other income, net	54	546	98	1,169
Loss before benefit (provision) for income taxes	(1,492)	(2,933)	(5,389)	(11,005)
Income tax benefit (provision)	9	(62)	(184)	12
Net loss and comprehensive loss	(1,483)	(2,995)	(5,573)	(10,993)

Basic loss per share(1)	$(0.52)	$(1.08)	$(1.95)	$(3.94)
Diluted loss per share(1)	$(0.52)	$(1.08)	$(1.95)	$(3.94)
Basic weighted-average shares outstanding(1)	2,864,484	2,782,417	2,851,833	2,787,924
Diluted weighted-average shares outstanding(1)	2,864,484	2,782,417	2,851,833	2,787,924

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	For the Twenty-Six Weeks Ended June 28, 2026
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Deficit
Balance as of December 28, 2025	2,971,729	$43	$266,557	$(262,204)	(146,555)	$(1,382)	$3,014
Issuance of common stock for vesting of restricted stock units ("RSUs")	45,146	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan ("ESPP")	5,822	—	24	—	—	—	24
Shares withheld for withholding tax on RSUs	(19,203)		(186)	—	—	—	(186)
Equity-based compensation	—	—	713	—	—	—	713
Net loss and comprehensive loss	—	—	—	(4,090)	—	—	(4,090)
Balance as of March 29, 2026	3,003,494	$43	$267,108	$(266,294)	(146,555)	$(1,382)	$(525)
Issuance of common stock for vesting of RSUs	17,547	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(9,783)	—	(122)	—	—	—	(122)
Equity-based compensation	—	—	628	—	—	—	628
Net loss and comprehensive loss	—	—	—	(1,483)	—	—	(1,483)
Balance as of June 28, 2026	3,011,258	$43	$267,614	$(267,777)	(146,555)	$(1,382)	$(1,502)

	For the Twenty-Six Weeks Ended June 29, 2025
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity
Balance as of December 29, 2024	2,804,542	$42	$262,313	$(248,491)	(22,621)	$(496)	$13,368
Issuance of common stock for vesting of RSUs	59,730	1	—	—	—	—	1
Issuance of common stock for ESPP	3,951	—	88	—	—	—	88
Shares withheld for withholding tax on RSUs	(16,176)	—	(130)	—	—	—	(130)
Equity-based compensation	—	—	1,462	—	—	—	1,462
Repurchase of common stock	—	—	—	—	(16,138)	(239)	(239)
Net loss and comprehensive loss	—	—	—	(7,998)	—	—	(7,998)
Balance as of March 30, 2025	2,852,047	$43	$263,733	$(256,489)	(38,759)	$(735)	$6,552
Issuance of common stock for vesting of RSUs	38,859	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(12,693)	—	(79)	—	—	—	(79)
Equity-based compensation	—	—	1,278	—	—	—	1,278
Repurchase of common stock	—	—	—	—	(73,333)	(503)	(503)
Net loss and comprehensive loss	—	—	—	(2,995)	—	—	(2,995)
Balance as of June 29, 2025	2,878,213	$43	$264,932	$(259,484)	(112,092)	$(1,238)	$4,253

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2026	2025
Cash Flows from Operating Activities
Net loss and comprehensive loss	$(5,573)	$(10,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,125	2,628
Noncash lease expense	2,283	2,300
Gain on lease modification	—	(92)
Gain on lease termination	—	(229)
Amortization of debt discount and debt issuance costs	106	314
Loss on disposal of property and equipment	—	2
Equity-based compensation expense	1,345	2,756
Changes in operating assets and liabilities:
Accounts receivable	(1,022)	(1,167)
Inventories	3,802	(3,313)
Assets for recovery	(1,396)	(1,637)
Income tax payable	760	3,028
Prepaid and other current assets	(129)	(282)
Accounts payable	9,087	(4,588)
Accrued expenses and other current liabilities	(1,639)	20,455
Operating lease liabilities	(2,391)	(2,268)
Other noncurrent liabilities	128	52
Net cash provided by operating activities	7,486	6,966
Cash Flows from Investing Activities
Capitalized software development costs	(711)	(810)
Purchases of property and equipment	(132)	(276)
Other	—	33
Net cash used in investing activities	(843)	(1,053)
Cash Flows from Financing Activities
Repayments on Prior Credit Agreement	—	(7,340)
Proceeds from borrowings on Asset Based Revolving Credit Facility	125,826	—
Repayments on Asset Based Revolving Credit Facility	(130,134)	—
Proceeds from issuance of common stock under ESPP	20	88
Principal payments on finance lease obligations	(585)	(636)
Withholding tax payments related to vesting of RSUs	(308)	(209)
Repurchase of common stock	—	(742)
Net cash used in financing activities	(5,181)	(8,839)
Net increase in cash and cash equivalents	1,462	(2,926)
Cash and cash equivalents at beginning of period	2,661	4,460
Cash and cash equivalents at end of period	$4,123	$1,534
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2026	2025
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$(702)	$(3,093)
Interest	$662	$1,161
Operating leases	$2,832	$2,842
Finance leases	$612	$667

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued expenses	$18	$3
Capitalized software development costs included in accrued expenses	$18	$72
Remeasurement of operating lease right-of-use assets for lease modification	$1,080	$3,527
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$478	$—
Derecognition of operating lease liabilities and right-of-use assets upon lease termination	$—	$342

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and cash available under the Loan and Security Agreement with White Oak Commercial Finance, LLC, as amended (the “2025 Credit Agreement”). We believe the cash on hand, cash provided by operations and cash available under the 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt.

2.Significant Accounting Policies

Basis of Presentation and Fiscal Year

The Company’s fiscal year consists of a 52 week or 53 week period ending on the Sunday nearest to December 31. The fiscal year ending January 3, 2027 consists of 53 weeks, and the fiscal year ended December 28, 2025 consists of 52 weeks.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As discussed in the “Reverse Stock Split” section within Note 8, Stockholders’ Equity (Deficit), all per share amounts and common stock amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 28, 2026 and its results of operations for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 and its cash flows for the twenty-six weeks ended June 28, 2026 and June 29, 2025. The results of operations for the twenty-six weeks ended June 28, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2027 or for any other future annual or interim period.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of June 28, 2026, one wholesale customer represented 12% of the Company’s accounts receivable balance. As of December 28, 2025, two wholesale customers represented 15% and 37%, respectively, of the Company’s accounts receivable balance. No single customer accounted for more than 10% of the Company’s net revenue during the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025.

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

The Company sells stored-value gift cards to customers and offers online store credit for certain returns and promotions. The stored-value gift cards and store credits do not have an expiration date. The Company recognizes revenue from stored-value gift cards and store credits when the card or credit is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value gift card and store credit breakage. The Company estimates breakage related to store credits using historical redemption rates for each store credit issuance year, which reflects customer redemption patterns. The Company evaluates redemption patterns and may record adjustments to its breakage estimate from time to time. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and twenty-six weeks ended June 28, 2026 was $1.6 million and $2.1 million, respectively. The amount of breakage recognized in revenue during the thirteen and twenty-six weeks ended June 29, 2025 was $0.6 million and $1.0 million, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the significant changes in the contract liabilities balances during the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 (in thousands):

Stored-Value
Cards
Balance as of December 28, 2025	$18,231
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,826)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	1,708
Balance as of March 29, 2026	$18,113
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,434)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	987
Balance as of June 28, 2026	$17,666

Stored-Value
Cards
Balance as of December 29, 2024	$17,883
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,953)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	3,082
Balance as of March 30, 2025	$19,012
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,022)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	1,937
Balance as of June 29, 2025	$19,927

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $14.4 million and $17.6 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively and $24.5 million and $29.6 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Stock options	10,760	10,760	10,760	10,760
RSUs	74,502	172,513	74,502	172,513
PSUs	160,772	167,438	160,772	167,438
ESPP	5,684	16,060	5,684	16,060
Total	251,718	366,771	251,718	366,771

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

The Company performed a qualitative assessment of its goodwill, tradename and intangible assets as of June 28, 2026 and determined that no events or changes in circumstances were identified that would indicate potential impairment related to the goodwill, tradename, and intangible assets recorded during the thirteen and twenty-six weeks ended June 28, 2026.

Recently Adopted Accounting Pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will no longer qualify as an emerging growth company as of the end of fiscal 2026.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with practical expedient of developing reasonable and supportable forecasts as part of estimating expected credit losses, that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted this guidance for fiscal year 2026, and it did not have a material impact on our condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to disclose specific information about certain income statement expense line items in the notes to its financial statements for interim and annual reporting periods. In January 2025, the FASB

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, other current liabilities and borrowings under the 2025 Credit Agreement. As of June 28, 2026 and June 29, 2025, the carrying values of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95% and are secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers, now owned or acquired in the future. Because the interest rate is variable and reset based on SOFR with a market-based margin, the fair value of amounts outstanding under the 2025 Credit Agreement approximates carrying value.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	June 28,	December 28,
	in Years	2026	2025
Leasehold improvements	1 – 6	$3,509	$3,504
Equipment	1 – 5	3,697	3,589
Furniture and fixtures	1 – 6	1,767	1,742
Total property and equipment		8,973	8,835
Less: accumulated depreciation and amortization		(7,119)	(6,524)
Property and equipment, net		$1,854	$2,311

Depreciation and amortization of property and equipment was $0.3 million and $0.4 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, and $0.6 million and $0.9 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.

Amortization of right-of-use assets was $0.3 million and $0.4 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, and $0.7 million for each period for the twenty-six weeks ended June 28, 2026 and June 29, 2025.

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a three-year period.

The gross carrying amount of capitalized software was $17.7 million and $17.0 million as of June 28, 2026 and December 28, 2025, respectively, and accumulated amortization was $15.2 million and $14.3 million, respectively. Intangible asset amortization expense was $0.4 million and $0.5 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively. Intangible assets amortization expense was $0.9 million and $1.0 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.

As of June 28, 2026, estimated future amortization expense related to capitalized software is expected to be approximately $0.8 million in the remaining fiscal 2026, $1.1 million in fiscal 2027, $0.5 million in fiscal 2028, and less than $0.1 million in fiscal 2029.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 28,	December 28,
	2026	2025
Accrued compensation and benefits	$3,974	$4,826
Accrued marketing	4,003	4,659
Accrued inventory	2,406	3,369
Accrued freight	1,193	2,460
Other	2,581	2,097
Accrued expenses and other current liabilities	$14,157	$17,411

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.Debt

Credit Facility

On November 15, 2021, the Company entered into a credit agreement with Bank of America (the “Prior Credit Agreement”) for a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. The Prior Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction. The Prior Credit Agreement was satisfied in full and terminated upon entry into the 2025 Credit Agreement, described below.

On August 14, 2025, the Company and its subsidiaries (collectively, the “Borrowers”) entered into the 2025 Credit Agreement for an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is tied to a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. The 2025 Credit Agreement provides that at two times during each year (counted from the anniversary date of the Credit Agreement), the borrowers may elect to include an increased inventory formula into the borrowing base, giving them access to more loan availability than under the standard borrowing base calculation. As originally executed, the 2025 Credit Agreement provided for an initial increased inventory availability period beginning in November 2025 and ending in February 2026 and permitted the Borrowers to elect up to two additional 60-day periods during each of the second and third 12-month periods following the closing date. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers, now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant of the greater of $4 million or 20% of the total commitment in minimum excess availability under the 2025 Credit Agreement, and additional reporting requirements when excess availability is less than $5 million. It also requires the Company to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028.

On October 28, 2025, the Company entered into an amendment to the 2025 Credit Agreement, which included some clarifying and non-material changes to certain terms in the 2025 Credit Agreement.

On July 27, 2026, the Company entered into a Second Amendment to the 2025 Credit Agreement (the “Second Amendment”), which changes the earliest date the Borrowers can include an increased inventory formula into the revolver borrowing base from August 14, 2026 to July 21, 2026 (the “July 2026 Increased Inventory Availability Period”), provides that, on a going-forward basis after giving effect to the July 2026 Increased Inventory Availability Period, the increased inventory formula may be used once before June 30, 2027 and twice after June 30, 2027 through the third anniversary of the revolver closing date, and provides that during the July 2026 Increased Inventory Availability Period only, for purposes of determining increased reporting requirements, the excess revolver availability requirement is decreased from $5.0 million to $4.0 million.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 28, 2026, the outstanding borrowing under the 2025 Credit Agreement was $10.1 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the excess availability covenant and the outstanding letter of credit, the unused availability was $1.6 million. During the twenty-six weeks ended June 28, 2026, the Company borrowed $125.8 million and repaid $130.1 million under the 2025 Credit Agreement and borrowings had a weighted average interest rate of 10.4% inclusive of amortization of debt issuance cost.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2025 Credit Agreement are included in prepaids and other current assets in the condensed consolidated balance sheets. As of June 28, 2026 and December 28, 2025, unamortized debt issuance costs recorded within prepaids and other current assets were $0.4 million and $0.6 million related to the 2025 Credit Agreement, respectively.

6.Leases

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through January 2029, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and variable common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. Effective May 15, 2026, the Company’s new corporate headquarters relocated to a leased facility in Chico, California. In connection with the new lease, the Company recognized an operating lease right-of-use asset of $0.5 million and a corresponding operating lease liability of $0.5 million. Our prior corporate headquarters were also located in a different leased facility in Chico, California, and the lease agreement for that facility was terminated on May 31, 2026.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029. During the twenty-six weeks ended June 28, 2026, the Company executed a renewal to extend the lease term of certain finance leases related to equipment by 1.2 years. The extension was not previously considered reasonably certain and was accounted for as a lease modification in the first quarter of 2026. As a result, the Company remeasured the associated lease liabilities using an updated incremental borrowing rate of 5.91%. In addition the lease liabilities were remeasured with a corresponding adjustment to the right-of-use asset of $1.1 million.

In early 2025, the Company consolidated two of its distribution facilities by moving operations from its former distribution facility in Chico, California to its existing distribution facility in Ontario, California. During the twenty-six weeks ended June 29, 2025, the Company modified the terms and discount rate of two of its operating leases. As a result of the modification, the Company derecognized the related right-of-use asset and lease liability of $3.1 million and $3.2 million, respectively. The modification resulted in the recognition of a gain of $0.1 million.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 28, 2026, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2026 remaining 6 months	$3,424	$858	$4,282
2027	5,800	493	6,293
2028	5,640	13	5,653
2029	138	2	140
2030	54	—	54
Total undiscounted lease payments	15,056	1,366	16,422
Present value adjustment	(1,034)	(25)	(1,059)
Total lease liabilities	14,022	1,341	15,363
Less: lease liabilities, current	(5,944)	(1,315)	(7,259)
Lease liabilities, noncurrent	$8,078	$26	$8,104

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

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of June 28, 2026, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.Stockholders’ Equity (Deficit)

Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 15,000,000 shares of common stock having a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of June 28, 2026, the Company has reserved 10,760 shares of common stock for issuance upon the exercise of stock options, and 356,393 shares of common stock available for future issuance under the Lulu’s Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”), and 68,857 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), as adjusted on a retroactive basis for the Reverse Stock Split. Refer to "Reverse Stock Split" within this Note 8, Stockholders’ Equity (Deficit) for additional details. Both equity plans are further described below.

Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 500,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 28, 2026 and December 28, 2025, no shares of preferred stock were issued and outstanding.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 28, 2026, the Company had 356,393 shares and 68,857 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, equity-based compensation expense related to our ESPP was immaterial. During the twenty-six weeks ended June 28, 2026 and June 29, 2025, the Company issued 5,822 shares and 3,951 shares, respectively, pursuant to the ESPP six-month purchase periods ended February 25, 2026 and February 25, 2025, respectively.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen weeks ended June 28, 2026, the Company utilized the following assumptions:

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2024 Stock Repurchase Program

On May 8, 2024, the Company announced that its Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). During the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program.

As of June 28, 2026, $1.1 million remained available under the 2024 Repurchase Program authorization. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. The 2024 Repurchase Program does not require the Company to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

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

Stock Options

A summary of stock option activity, is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 28, 2025	10,760	$170.25	5.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of June 28, 2026	10,760	$170.25	5.04
Exercisable as of June 28, 2026	10,760	$170.25	5.04	$—
Vested and expected to vest as of June 28, 2026	10,760	$170.25	5.04	$—

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company had no equity-based compensation expense or unrecognized compensation cost related to stock options during the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025.

Restricted Stock Units (“RSUs”)

The Company recognized equity-based compensation expense of $0.6 million and $1.2 million during the thirteen and twenty-six weeks ended June 28, 2026 and $1.1 and $2.3 million during the thirteen and twenty-six weeks ended June 29, 2025, respectively, related to RSU awards granted to employees and directors during the period and prior periods. As of June 28, 2026, the unrecognized equity-based compensation expense is $1.6 million and will be recognized over a weighted-average period of 0.42 years.

The following table summarizes the roll forward of unvested RSUs during the thirteen weeks ended June 28, 2026:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 28, 2025	107,137	$35.09
RSUs granted	34,837	16.28
RSUs vested	(62,693)	31.28
RSUs forfeited	(4,779)	31.35
Balance at June 28, 2026	74,502	$29.74

Performance Stock Units (“PSUs”)

The Company recognized equity-based compensation expense of  less than $0.01 million and $0.1 million during the thirteen and twenty-six weeks ended June 28, 2026, respectively, and $0.1 million and $0.4 million during the thirteen and twenty-six weeks ended June 29, 2025, respectively, related to the PSUs granted to officers during the prior periods. As of June 28, 2026, the unrecognized equity-based compensation expense is $43.3 thousand for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 2.03 years.

The following table summarizes the roll forward of unvested PSUs during the twenty-six weeks ended June 28, 2026:

Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 28, 2025	160,772	$33.59
PSUs granted	—	—
PSUs vested	—	—
PSUs forfeited	—	—
Balance at June 28, 2026	160,772	$33.59

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the income tax benefit (provision) for income taxes (in thousands):

	Thirteen Weeks Ended
	June 28,	June 29,
	2026	2025
Loss before benefit (provision) for income taxes	$(1,492)	$(2,933)
Benefit (provision) for income taxes	9	(62)
Effective tax rate	(0.6)%	2.1%

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2026	2025
Loss before provision for income taxes	$(5,389)	$(11,005)
(Provision) benefit for income taxes	(184)	12
Effective tax rate	3.4%	(0.1)%

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

For fiscal 2026, the Company was able to provide a reasonable annual forecast. As such, beginning with the thirteen weeks ended June 28, 2026, the Company's tax provision for the interim period was determined using an estimated annual effective tax rate method, as the primary method for ASC Topic 740-270, Income Tax, Interim Reporting.

For the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, the Company's effective tax rate differed from the federal income tax rate of 21% primarily due to the establishment or adjustment of a valuation allowance against its deferred taxes, as the Company could not provide sufficient positive evidence that the deferred tax assets (“DTAs”) will be more-likely-than-not realized in the future.

The Company regularly assesses the realizability of DTAs and records a valuation allowance to reduce the DTAs to the amount that is more likely than not to be realized. In assessing the realizability of our DTAs, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, the Company maintained a valuation allowance of $16.7 million as of December 28, 2025 and maintained the same position as of June 28, 2026.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025

Net revenue	$67,807	$81,520	$125,338	$145,675
Less:
Cost of revenue	34,852	44,588	66,435	82,902
Employee expenses (excluding equity-based compensation expense)	10,558	12,146	20,978	23,939
Equity-based compensation expense	628	1,282	1,345	2,756
Advertising expenses	14,399	17,582	24,520	29,590
Other net costs (1)	7,990	7,365	15,600	14,761
Depreciation and amortization (2)	570	634	1,153	1,299
Interest expense	302	856	696	1,433
Income tax provision (benefit)	(9)	62	184	(12)
Segment net loss	$(1,483)	$(2,995)	$(5,573)	$(10,993)

(1)	Other net costs include professional services fees, other selling costs, other general and administrative costs, technology and software costs, facilities costs, interest income, non-operating income and expenses, and other immaterial expenses that do not align with the separately presented expense categories.

(2)	Excludes depreciation expense related to distribution facilities recorded in cost of revenue.

12.Subsequent Events

Registration Statement on Form S-3

On July 2, 2026, the Company filed a Form S-3 universal shelf registration statement (the “Shelf Registration Statement”) with the SEC, which was declared effective on July 14, 2026. The Shelf Registration Statement permits the Company to sell, in one or more public offerings, shares of its common stock, shares of its preferred stock, warrants, and units in an aggregate amount of up to $7.5 million, subject to limitations in accordance with General Instruction I.B.6 of Form S-3. In no event will the Company sell shares pursuant to this prospectus with a value of more than one-third of the aggregate market value of its common stock held by non-affiliates in any 12-month period, so long as the aggregate

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

market value of its common stock held by non-affiliates is less than $75.0 million. The Company has not yet sold any securities under the Shelf Registration Statement. The Shelf Registration Statement will expire on July 14, 2029.

Nasdaq Listing Compliance Update

On July 6, 2026, the Company submitted a compliance plan (the “Compliance Plan”) to the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) to address its deficiency with the minimum amount of $2.5 million of stockholders’ equity required for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1). Subsequently, on August 5, 2026, the Company received notice from Nasdaq confirming the Company had regained compliance with the Nasdaq continued listing requirements by satisfying the alternative market value of listed securities standard of at least $35 million set forth in Nasdaq Listing Rule 5550(b)(2) for ten consecutive business days. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “LVLU”.

Second Amendment to the 2025 Credit Agreement

On July 27, 2026, the Company entered into a Second Amendment to the 2025 Credit Agreement, which changes the earliest date the Borrowers can include an increased inventory formula into the revolver borrowing base from August 14, 2026 to July 21, 2026 (the “July 2026 Increased Inventory Availability Period”),  provides that, on a going-forward basis after giving effect to the July 2026 Increased Inventory Availability Period, the increased inventory formula may be used once before June 30, 2027 and twice after June 30, 2027 through the third anniversary of the revolver closing date, and provides that during the July 2026 Increased Inventory Availability Period only, for purposes of determining increased reporting requirements, the excess revolver availability requirement is decreased from $5.0 million to $4.0 million. This Second Amendment gives the Borrowers increased flexibility in accessing borrowings and managing inventory levels. In connection with entering into the Second Amendment, the Borrowers paid an amendment fee of $10,000, as specified in the Second Amendment.

Equity Line of Credit

On  August 11, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with ARC Group International Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $4.5 million of shares of the Company’s common stock subject to the terms and conditions set forth in the Purchase Agreement during a commitment period that will terminate on the earlier of the 36-month anniversary of the Purchase Agreement or the date the Investor has purchased shares equal to the full commitment amount. The purchase price per share will be based on a discount to the volume-weighted average price of the Company’s common stock over specified pricing periods, and sales under the Purchase Agreement are subject to certain limitations as described in the Purchase Agreement. The Company retains full discretion over the timing and amount of any sales under the Purchase Agreement and there is no requirement that the Company sell any shares thereunder. Actual sales of shares of common stock to the Investor from time to time will depend on a variety of factors, including, without limitation, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. In connection with entering into the Purchase Agreement, the Company will issue to the Investor shares of common stock valued at $200,000 as a commitment fee. The Company intends to use any net proceeds from sales under the Purchase Agreement for working capital and other general corporate purposes. The Purchase Agreement also provides the Company with the option, following the termination of the Purchase Agreement upon either the conclusion of the commitment period or the Investor’s purchase of shares equal to the full commitment amount, to enter into a subsequent purchase agreement with the Investor for up to an additional $5.5 million on substantially the same terms as the Purchase Agreement, provided that no commitment fee would be payable by the Company to the Investor under any such subsequent purchase agreement.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Approval of Cash Payment in lieu of the 2026 Annual RSU Awards

On June 3, 2026, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a suspension of the 2026 annual awards of RSUs (the “2026 Annual RSU Awards”) to the Company’s independent directors valued at $100,000 pursuant to the Company’s Non-Employee Director Compensation Program, in order to avoid the potential dilutive impact to the Company’s outstanding shares of common stock. On July 30, 2026, after consulting with and receiving the recommendations of its independent compensation consultant, the Compensation Committee recommended and the Board of Directors approved a cash payment totaling $125,000 to each of the Company's independent directors as an alternative form of compensation in lieu of receiving the 2026 Annual RSU Awards. This cash payment will be payable in monthly installments retroactive to the date of the 2026 annual meeting of stockholders through the date of the 2027 annual meeting of stockholders, subject to each independent director’s continued service on the Board of Directors through each payment date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “2025 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” in our 2025 10-K. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

Recent Developments

New Corporate Headquarters Lease

Effective May 15, 2026, our new corporate headquarters relocated to a leased facility in Chico, California. Our prior corporate headquarters were also located in a different leased facility in Chico, California, and the lease agreement for that facility was terminated on May 31, 2026.

Amendments to our Certificate of Incorporation

 On June 9, 2026, upon obtaining stockholder approval at the 2026 Annual Meeting, we filed with the Secretary of State of Delaware an amendment to our Certificate of Incorporation to decrease the number of authorized shares of our common stock from 250,000,000 to 15,000,000 and to decrease the number of authorized shares of our preferred stock from 10,000,000 to 500,000.

Additionally, on June 9, 2026, upon obtaining stockholder approval at the 2026 Annual Meeting, we filed with the Secretary of State of Delaware an amendment to our Certificate of Incorporation to provide exculpation to certain officers as permitted by amendments to the Delaware General Corporation Law.

Approval of Suspension of 2026 Annual RSU Awards and Cash Payment in Lieu Thereof

On June 3, 2026, the Compensation Committee approved suspending the 2026 Annual RSU Awards to the Company’s independent directors valued at $100,000 pursuant to the Company’s Non-Employee Director Compensation Program, in order to avoid the potential dilutive impact to the Company’s outstanding shares of common stock.

On July 30, 2026, after consulting with and receiving the recommendations of its independent compensation consultant, the Compensation Committee recommended and the Board of Directors approved a cash payment totaling $125,000 to each of the Company’s independent directors as an alternative form of compensation in lieu of receiving the 2026 Annual RSU Awards. This cash payment will be payable in monthly installments retroactive to the date of the 2026 annual meeting of stockholders and paid through the date of the 2027 annual meeting of stockholders, subject to each independent director’s continued service on the Board of Directors through each payment date.

Registration Statement on Form S-3

On July 2, 2026, we filed a Shelf Registration Statement with the SEC, which was declared effective on July 14, 2026. The Shelf Registration Statement permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock, warrants, and units in an aggregate amount of up to $7.5 million, subject to limitations in accordance with General Instruction I.B.6 of Form S-3. In no event will we sell shares pursuant to this prospectus with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. We have not yet sold any securities under the Shelf Registration Statement. The Shelf Registration Statement will expire on July 14, 2029.

Nasdaq Listing Compliance Update

On July 6, 2026, the Company submitted a compliance plan (the “Compliance Plan”) to the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) to address its deficiency with the minimum amount of $2.5 million of stockholders’ equity required for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1). Subsequently, on August 5, 2026, the Company received notice from Nasdaq confirming the Company had regained compliance with the Nasdaq continued listing requirements by satisfying the alternative market value of listed securities standard of at least $35 million set forth in Nasdaq Listing Rule 5550(b)(2) for ten consecutive business days. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “LVLU”.

Special Committee of the Board of Directors

On July 13, 2026, we announced that the Board of Directors had formed a special committee of independent directors (“Special Committee”) to evaluate strategic alternatives available to us to maximize stockholder value. These alternatives include a possible transaction involving the Company and continued execution of our standalone strategic plan. The Special Committee has retained Solomon Partners as its financial advisor and Willkie Farr & Gallagher LLP as its legal advisor to assist in connection with the strategic review process.

Second Amendment to the 2025 Credit Agreement

On July 27, 2026, the Company entered into a Second Amendment to the 2025 Credit Agreement, which changes the earliest date the Borrowers can include an increased inventory formula into the revolver borrowing base from August 14, 2026 to July 21, 2026 (the “July 2026 Increased Inventory Availability Period”), provides that, on a going-forward basis after giving effect to the July 2026 Increased Inventory Availability Period, the increased inventory formula may be used once before June 30, 2027 and twice after June 30, 2027 through the third anniversary of the revolver closing date, and provides that during the July 2026 Increased Inventory Availability Period only, for purposes of determining increased reporting requirements, the excess revolver availability requirement is decreased from $5.0 million to $4.0 million. This Second Amendment gives the Borrowers increased flexibility in accessing borrowings and managing inventory levels. In connection with entering into the Second Amendment, the Borrowers paid an amendment fee of $10,000, as specified in the Second Amendment.

Equity Line of Credit

On August 11, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with ARC Group International Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $4.5 million of shares of the Company’s common stock subject to the terms and conditions set forth in the Purchase Agreement during a commitment period that will terminate on the earlier of the 36-month anniversary of the Purchase Agreement or the date the Investor has purchased shares equal to the full commitment amount. The purchase price per share will be based on a discount to the volume-weighted average price of the Company’s common stock over specified pricing periods, and sales under the Purchase Agreement are subject to certain limitations as described in the Purchase Agreement. The Company retains full discretion over the timing and amount of any sales under the Purchase Agreement and there is no requirement that the Company sell any shares thereunder. Actual sales of shares of common stock to the Investor from time to time will depend on a variety of factors, including, without limitation, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. In connection with entering into the Purchase Agreement, the Company will issue to the Investor shares of common stock valued at $200,000 as a commitment fee. The Company intends to use any net proceeds from sales under the Purchase Agreement for working capital and other general corporate purposes. The Purchase Agreement also provides the Company with the option, following the termination of the Purchase Agreement upon either the conclusion of the commitment period or the Investor’s purchase of shares equal to the full commitment amount, to enter into a subsequent purchase agreement with the Investor for up to an additional $5.5 million on substantially the same terms as the Purchase Agreement, provided that no commitment fee would be payable by the Company to the Investor under any such subsequent purchase agreement.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and cash available under the Loan and Security Agreement with White Oak Commercial Finance, LLC, as amended (the “2025 Credit Agreement”). We believe the cash on hand, cash provided by operations and cash available under the 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented (in thousands, except for percentages) and Average Order Value (defined below).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025

	(in thousands, except percentages and Average Order Value)
Gross Margin	48.6%	45.3%	47.0%	43.1%
Net loss and comprehensive loss	$(1,483)	$(2,995)	$(5,573)	$(10,993)
Adjusted EBITDA (1)	$984	$482	$(541)	$(4,188)
Adjusted EBITDA Margin (1)	1.5%	0.6%	(0.4)%	(2.9)%
Active Customers	2,153	2,460	2,153	2,460
Average Order Value	$147	$145	$142	$141

(1)

For a reconciliation of net loss and net loss margin to non-GAAP Adjusted EBITDA and Adjusted EBITDA Margin for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, and why we consider non-GAAP financial measures useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net loss and comprehensive loss	$(1,483)	$(2,995)	$(5,573)	$(10,993)
Depreciation and amortization	1,012	1,277	2,125	2,628
Interest expense	302	856	696	1,433
Income tax provision (benefit)	(9)	62	184	(12)
Equity-based compensation expense (1)	628	1,282	1,345	2,756
Other non-routine expense (2)	534	—	682	—
Adjusted EBITDA	$984	$482	$(541)	$(4,188)
Net loss margin	(2.2)%	(3.7)%	(4.4)%	(7.5)%
Adjusted EBITDA Margin	1.5%	0.6%	(0.4)%	(2.9)%

(1)	The thirteen and twenty-six weeks ended June 28, 2026 include equity-based compensation expense for performance stock units (“PSUs”) granted during prior periods and restricted stock units (“RSUs”) granted during the period and prior periods. The thirteen and twenty-six weeks ended June 29, 2025 include equity-based compensation expense for PSUs and RSUs granted during the period and prior periods.
(2)	The thirteen and twenty-six weeks ended June 28, 2026 include primarily fees related to the Special Committee.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash provided by operating activities for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

	(in thousands)
Net cash provided by (used in) operating activities	$586	$(1,356)	$7,486	$6,966
Capitalized software development costs	(357)	(383)	(711)	(810)
Purchases of property and equipment	(86)	(136)	(132)	(276)
Free Cash Flow	$143	$(1,875)	$6,643	$5,880

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended June 28, 2026, we served 2.2 million Active Customers compared to 2.5 million for the trailing 12 months ended June 29, 2025.

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

Cost of Revenue and Gross Profit

Cost of revenue consists of the product costs of merchandise sold to customers; shipping and handling costs, including all inbound, outbound, and return shipping expenses; rent, insurance, business property tax, utilities, depreciation and amortization, and repairs and maintenance related to our distribution facilities; and charges related to inventory shrinkage, damages, and our allowance for excess or obsolete inventory. Cost of revenue is primarily driven by the orders placed by customers, the mix of the product available for sale on our site, and transportation costs related to inventory receipts from our suppliers. We expect our cost of revenue to fluctuate as a percentage of net revenue primarily due to how we manage our inventory and merchandise mix.

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

We regularly assess the realizability of deferred tax assets (“DTAs”) and record a valuation allowance to reduce the DTAs to the amount that is more likely than not to be realized. In assessing the realizability of our DTAs, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence, we maintained a valuation allowance as of December 28, 2025 of $16.7 million and continued to maintain the same position as of June 28, 2026.

Our Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of net revenue:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025

	(in thousands)
Net revenue	$67,807	$81,520	$125,338	$145,675
Cost of revenue	34,852	44,588	66,435	82,902
Gross profit	32,955	36,932	58,903	62,773
Selling and marketing expenses	18,381	21,993	32,418	37,908
General and administrative expenses	15,818	17,562	31,276	35,606
Loss from operations	(1,244)	(2,623)	(4,791)	(10,741)
Interest expense	(302)	(856)	(696)	(1,433)
Other income, net	54	546	98	1,169
Loss before benefit (provision) for income taxes	(1,492)	(2,933)	(5,389)	(11,005)
Income tax benefit (provision)	9	(62)	(184)	12
Net loss and comprehensive loss	$(1,483)	$(2,995)	$(5,573)	$(10,993)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Net revenue	100%	100%	100%	100%
Cost of revenue	51	55	53	57
Gross profit	49	45	47	43
Selling and marketing expenses	27	26	26	26
General and administrative expenses	23	22	25	24
Loss from operations	(2)	(3)	(4)	(7)
Interest expense	—	(1)	(1)	(1)
Other income, net	—	1	1	1
Loss before benefit (provision) for income taxes	(2)	(3)	(4)	(7)
Income tax benefit (provision)	—	—	—	—
Net loss and comprehensive loss	(2)%	(3)%	(4)%	(7)%

Comparisons for the Thirteen Weeks ended June 28, 2026 and June 29, 2025

Net Revenue

Net revenue decreased in the thirteen weeks ended June 28, 2026 by $13.7 million, or 17%, compared to the same period of the prior year, primarily due to a 17% decrease in Total Orders Placed partially offset by the impact of higher AOV and an increase in wholesale revenue.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended June 28, 2026 by $9.7 million, or 22%, compared to the same period of the prior year, primarily driven by reduced sales volume in addition to freight cost savings due to improved shipping rates.

Gross Profit

Gross profit decreased in the thirteen weeks ended June 28, 2026 by $4.0 million, or 11%, compared to the same period of the prior year even though revenues declined by 17%, reflecting the improvement in gross margins to 48.6% versus 45.3% in the prior year from a mix shift to higher margin products combined with freight cost savings due to improved shipping rates.

Selling and Marketing Expenses

Selling and marketing expenses, which are correlated to sales, decreased in the thirteen weeks ended June 28, 2026 by $3.6 million, or 16%, compared to the same period of the prior year, primarily due to lower marketing costs of $3.3 million and merchant processing fees of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased in the thirteen weeks ended June 28, 2026 by $1.7 million or 10%, compared to the same period of the prior year. The decrease was primarily due to a $0.8 million decrease in variable labor and benefits associated with lower sales volume, a $0.7 million decrease in equity-based compensation expense, and a $0.6 million decrease in fixed labor and benefits costs driven by reduced fixed headcount, partially offset by a $0.5 million increase in other general and administrative expenses.

Interest Expense

Interest expense decreased in the thirteen weeks ended June 28, 2026, by $0.6 million, or 65%, compared to the same period of the prior year. Interest expense in the prior year included $0.3 million in fees related to amendments to our Prior Credit Agreement. Excluding the impact of these non-recurring fees, interest expense increased modestly primarily due to higher average borrowings and higher interest rate.

Income Tax Benefit (Provision)

Income tax benefit in the thirteen weeks ended June 28, 2026 decreased by $0.1 million to a benefit of $9 thousand, compared to a provision of $0.1 million in the thirteen weeks ended June 29, 2025.

Comparisons for the Twenty-Six Weeks ended June 28, 2026 and June 29, 2025

Net Revenue

Net revenue decreased in the twenty-six weeks ended June 28, 2026 by $20.3 million, or 14%, compared to the same period of the prior year, primarily due to a 16% decrease in Total Orders Placed partially offset by the impact of higher AOV and an increase in wholesale revenue.

Cost of Revenue

Cost of revenue decreased in the twenty-six weeks ended June 28, 2026 by $16.5 million, or 20% compared to the same period of the prior year, primarily driven by reduced sales volume in addition to freight cost savings due to improved shipping rates.

Gross Profit

Gross profit decreased in the twenty-six weeks ended June 28, 2026 by $3.9 million, or 6% compared to the same period of the prior year even though revenues declined by 14%, reflecting the improvement in gross margins to 47.0% versus 43.1% in the prior year from a mix shift to higher margin products combined with freight cost savings due to improved shipping rates.

Selling and Marketing Expenses

Selling and marketing expenses, which are correlated to sales, decreased in the twenty-six weeks ended June 28, 2026 by $5.5 million, or 14%, compared to the same period of the prior year, primarily due to lower marketing costs of $5.3 million and merchant processing fees of $0.6 million, offset by $0.5 million of other selling expenses.

General and Administrative Expenses

General and administrative expenses decreased in the twenty-six weeks ended June 28, 2026 by $4.3 million or 12%, compared to the same period of the prior year. The decrease was primarily due to a $1.8 million decrease in variable labor and benefits associated with lower sales volume and productivity enhancements, a $1.4 million decrease in equity-based compensation expense, and a $1.2 million decrease in fixed labor and benefits costs driven by reduced fixed headcount, partially offset by a $0.1 million increase in other general and administrative expenses.

Interest Expense

Interest expense decreased in the twenty-six weeks ended June 28, 2026, by $0.7 million, or 51%, compared to the same period of the prior year. Interest expense in the prior year included $0.6 million in fees related to amendments to our Prior Credit Agreement. Excluding the impact of these non-recurring fees, interest expense increased modestly primarily due to higher average borrowings and higher interest rate.

Income Tax Benefit (Provision)

Income tax provision in the twenty-six weeks ended June 28, 2026 increased by $0.2 million to a provision of $0.2 million, compared to a benefit of $12 thousand in the twenty-six weeks ended June 29, 2025. The increase was primarily due to state income taxes and deferred taxes relating to the annual tax amortization expense on certain indefinite-lived intangible assets.

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

General and administrative expenses consist primarily of payroll and benefit costs and vary quarter to quarter as we manage distribution center labor to meet the demand based on our seasonality and the changes in the number of short term workers to meet demand based on our seasonality.

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

Credit Facility

On November 15, 2021, we entered into a Credit Agreement with Bank of America (the “lender”) for a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024. The Prior Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction. The Prior Credit Agreement was satisfied in full and terminated upon entry into the 2025 Credit Agreement described below.

On August 14, 2025, we entered into the 2025 Credit Agreement for an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is tied to our borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. The 2025 Credit Agreement provides that at two times during each year (counted from the anniversary date of the Credit Agreement), the borrowers may elect to include an increased inventory formula into the borrowing base, giving them access to more loan availability than under the standard borrowing base calculation. As originally executed, the 2025 Credit Agreement provided for an initial increased inventory availability period beginning in November 2025 and ending in February 2026 and permitted the Borrowers to elect up to two additional 60-day periods during each of the second and third 12-month periods following the closing date. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant of the greater of $4 million or 20% of the total commitment in minimum excess availability under the 2025 Credit Agreement, and additional reporting requirements when excess availability is less than $5 million. It also requires us to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028.

On October 28, 2025, we entered into an amendment to the 2025 Credit Agreement, which clarified the terms related to the manner in which interest is calculated, provides us greater flexibility with respect to the location of our corporate headquarters and extends the amount of time to produce our borrowing base reports.

On July 27, 2026, the Company entered into the Second Amendment, which changes the earliest date the Borrowers can include an increased inventory formula into the revolver borrowing base from August 14, 2026 to July 21, 2026 (the “July 2026 Increased Inventory Availability Period”), provides that, on a going-forward basis after giving effect to the July 2026 Increased Inventory Availability Period, the increased inventory formula may be used once before June 30, 2027 and twice after June 30, 2027 through the third anniversary of the revolver closing date, and provides that during the July 2026 Increased Inventory Availability Period only, for purposes of determining increased reporting requirements, the excess revolver availability requirement is decreased from $5.0 million to $4.0 million. This Second Amendment gives the Borrowers increased flexibility in accessing borrowings and managing inventory levels. In connection with entering into the Second Amendment, the Borrowers paid an amendment fee of $10,000, as specified in the Second Amendment.

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

As of June 28, 2026, the outstanding borrowing under the 2025 Credit Agreement was $10.1 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the Second Amendment, the excess availability covenant and the outstanding letter of credit, the unused availability was $1.6 million. During the twenty-six weeks ended June 28, 2026, we borrowed $125.8 million and repaid $130.1 million under the 2025 Credit Agreement and borrowings had a weighted average interest rate of 10.4% inclusive of amortization of debt issuance cost.

Availability and Use of Cash

As of June 28, 2026, we had cash and cash equivalents of $4.1 million. During the thirteen and twenty-six weeks ended June 28, 2026, we benefited from cost reduction and cash conservation measures, including headcount reductions, reduced inventory purchases, adjustments to marketing spend and other fixed, variable, and capital spend. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The primary sources of funds for our business activities are cash flows from operations and our 2025 Credit Agreement. We believe the cash on hand, cash provided by operations and cash available under the 2025 Credit Agreement will enable us to meet our obligations for at least the next 12 months. For further information on the 2025 Credit Agreement, see Note 5, Debt. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2025 10-K.

Repurchases Pursuant to the 2024 Repurchase Program

On May 8, 2024, we announced that our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen and twenty-six weeks ended June 28, 2026, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program. As of June 28, 2026, there was $1.1 million available under the 2024 Repurchase Program authorization.

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

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$7,486	$6,966
Investing activities	(843)	(1,053)
Financing activities	(5,181)	(8,839)
Net increase in cash and cash equivalents	$1,462	$(2,926)

Operating Activities

Net cash provided by operating activities consists primarily of net loss and comprehensive loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation, the effect of changes in working capital and other activities.

During the twenty-six weeks ended June 28, 2026, net cash provided by operating activities was $7.5 million, which consisted of a net loss of $5.6 million, partially offset by non-cash charges of $5.8 million and a net change of $7.3 million in operating assets and liabilities. The non-cash charges were primarily comprised of $2.1 million of depreciation and amortization, $2.3 million of non-cash lease expense and $1.3 million of equity-based compensation expense. The net change in operating assets and liabilities was primarily driven by a $9.1 million increase in accounts payable due to timing of payments and purchases and a $3.8 million decrease in inventories primarily due to inventory optimization plan. These increases were partially offset by a $2.4 million decrease in lease liabilities, a $1.6 million decrease in accrued expenses and other current liabilities, a $1.4 million increase in assets for recovery, and a $1.0 million increase in accounts receivable pertaining to timing-related increase in higher credit card receivables.

During the twenty-six weeks ended June 29, 2025, net cash provided by operating activities was $7.0 million, which consisted of a net loss of $11.0 million, partially offset by non-cash charges of $7.7 million and a net change of $10.3 million in operating assets and liabilities. The non-cash charges were primarily comprised of $2.8 million of equity-based compensation expense, $2.6 million of depreciation and amortization, and $2.3 million of non-cash lease expense. The net change in operating assets and liabilities was primarily driven by a $20.5 million increase in accrued expenses driven by an increase in marketing costs, accrued inventory and returns reserve; and a $3.0 million decrease in income tax receivable due to the receipt of state income tax refunds. These increases were partially offset by a $4.6 million decrease in accounts payable related to the timing of payments, a $3.3 million increase in inventory, and a $2.3 million decrease in operating lease liabilities.

Investing Activities

Our primary investing activities have consisted of purchases of equipment to support our business operations and internally developed software for the continued development of our proprietary technology infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion or contraction of our operations. We have no material commitments for capital expenditures.

During the twenty-six weeks ended June 28, 2026, net cash used in investing activities related to the purchase of capitalized software and property and equipment was $0.8 million, as compared to $1.1 million during the twenty-six weeks ended June 29, 2025.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our revolving facility under our Prior Credit Agreement and 2025 Credit Agreement.

During the twenty-six weeks ended June 28, 2026, cash used in financing activities was $5.2 million, primarily due to $130.1 million of repayments under our 2025 Credit Agreement, $0.6 million of principal payments on finance lease obligations and $0.3 million for withholding tax payments related to vesting of RSUs, partially offset by $125.8 million proceeds from borrowings under our 2025 Credit Agreement.

During the twenty-six weeks ended June 29, 2025, cash used in financing activities was $8.8 million, primarily due to $7.3 million of repayments under our Prior Credit Agreement, $0.7 million used in the repurchase of our common stock, and $0.6 million of principal payments on finance lease obligations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2025 10-K. There have been no material changes to the risk factors previously disclosed in the 2025 10-K, except for the following risk factors that have been modified from the risk factors presented in the 2025 10-K.

We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for stockholders to sell our common stock.

We previously failed to meet the continued listing requirements of the Nasdaq Global Market under Nasdaq rules in 2025, but we subsequently moved to the Nasdaq Capital Market and regained compliance.  Most recently, we received a deficiency letter from Nasdaq on May 21, 2026 identifying that we were not in compliance with the minimum $2.5 million of stockholders' equity requirement for continued listing on the Nasdaq Capital Market. On July 6, 2026, we submitted a Compliance Plan to Nasdaq to address such deficiency. Subsequently, on August 5, 2026, we received notice from Nasdaq confirming we had regained compliance with the Nasdaq continued listing requirements by satisfying the alternative market value of listed securities standard of at least $35 million set forth in Nasdaq Listing Rule 5550(b)(2) for ten consecutive business days.

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

 If our common stock is delisted from Nasdaq, we and our stockholders could face significant material adverse consequences including:

●a limited availability of market quotations for our shares;

●reduced liquidity for our shares;

●a determination that our common stock is a “penny stock” which will require brokers trading in our common                   stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

●a limited amount of news and analyst coverage; and

●a decreased ability to issue additional securities or obtain additional financing in the future.

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

On August 11, 2026, we entered into the Purchase Agreement with the Investor pursuant to which we have the right but not the obligation to sell to the Investor up to $4.5 million of shares of the Company’s common stock subject to the terms and conditions set forth in the Purchase Agreement. The purchase price per share of our common stock that we elect to sell to the Investor, if any, will fluctuate based on the market prices of our common stock. Depending on market liquidity at the time, resales of our common stock by the Investor may cause the trading price of our common stock to decrease, and any such decrease could be substantial. If and when we elect to sell our common stock to the Investor, sales of newly issued common stock by us to the Investor will result in dilution to the interests of existing holders of our common stock, which dilution may be substantial. Additionally, the sale of a substantial number of shares of our common stock to the Investor, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. While it is our intention to use any net proceeds from sales under the Purchase Agreement for working capital and other general corporate purposes, their ultimate use may vary substantially from their currently intended use.  The failure by us to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Additionally, we have agreed to issue to the Investor shares of common stock valued at $200,000 as a commitment fee irrespective of how many shares of common stock, if any, we elect to sell to the Investor pursuant to the terms of the Purchase Agreement. The Purchase Agreement provides us with the option, following the termination of the Purchase Agreement upon either the conclusion of the commitment period or the Investor’s purchase of shares equal to the full commitment amount, to enter into a subsequent purchase agreement with the Investor for up to an additional $5.5 million on substantially the same terms as the Purchase Agreement, provided that no commitment fee would be payable by us to the Investor under any such subsequent purchase agreement.  If we need additional capital beyond that which can be provided under the terms of the Purchase Agreement and any subsequent purchase agreement in the future and we cannot raise it on acceptable terms, or at all, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business and prospects could fail or be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2024, the Company announced that its Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. During the thirteen weeks ended June 28, 2026, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program. As of June 28, 2026, $1.1 million remained available under the 2024 Repurchase Program authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Equity Line of Credit

On August 11, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with ARC Group International Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $4.5 million of shares of the Company’s common stock subject to the terms and conditions set forth in the Purchase Agreement during a commitment period that will terminate on the earlier of the 36-month anniversary of the Purchase Agreement or the date the Investor has purchased shares equal to the full commitment amount. The purchase price per share will be based on a discount to the volume-weighted average price (“VWAP”) of the Company’s common stock over specified pricing periods (96% of the lowest VWAP where no other advance is then pending and 90% of the VWAP when there is a prior advance pending), and sales under the Purchase Agreement are subject to certain limitations as described in the Purchase Agreement. The Company retains full discretion over the timing and amount of any sales under the Purchase Agreement and there is no requirement that the Company sell any shares thereunder. Actual sales of shares of common stock to the Investor from time to time will depend on a variety of factors, including, without limitation, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. In connection with entering into the Purchase Agreement, the Company will issue to the Investor shares of common stock valued at $200,000 (determined by dividing $200,000 by the average VWAP of the Company’s common stock for the 10 trading days immediately preceding the date of the Purchase Agreement) as a commitment fee. The Company intends to use any net proceeds from sales under the Purchase Agreement for working capital and other general corporate purposes. The shares of the Company’s common stock to be issued pursuant to the Purchase Agreement will be sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The Purchase Agreement also provides the Company with the option, following the termination of the Purchase Agreement upon either the conclusion of the commitment period or the Investor’s purchase of shares equal to the full commitment amount, to enter into a subsequent purchase agreement with the Investor for up to an additional $5.5 million on substantially the same terms as the Purchase Agreement, provided that no commitment fee would be payable by the Company to the Investor under any such subsequent purchase agreement.

In addition, the Purchase Agreement provides that in no event shall the number of shares of Company common stock issuable to the Investor pursuant to an advance cause the Investor to beneficially own more than 4.99% of the then issued and outstanding shares of the Company's common stock (“Ownership Limitation”), and the Company may not issue shares of common stock under the Purchase Agreement in excess of 19.99% of the outstanding shares of common stock as of the date of the Purchase Agreement (the “Exchange Cap”), unless the Company obtains the requisite stockholder approval required under the rules of the Nasdaq Capital Market. The Company is also required to file a post-effective amendment to its registration statement on Form S-3 (File No. 333-297232) or a new registration statement covering the resale of shares issuable under the Purchase Agreement within 45 calendar days of the date the Purchase Agreement was entered into, subject to the Company’s ability to delay such filing in certain circumstances, and use its best efforts to have such post-effective amendment or new registration statement declared effective as soon as possible following the filing thereof.

Securities Trading Plans of Directors and Executive Officers

During the thirteen weeks ended June 28, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 9, 2026.	S-3	333-297232	3.3	07/02/2026
10.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 9, 2026.	S-3	323-297232	3.4	07/02/2026
10.3	Second Amendment to Loan and Security Agreement, dated as of July 27, 2026, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge Parent, LLC and Lulu's Fashion Lounge, LLC, as borrowers, White Oak Commercial Finance, LLC, as administrative agent, and the lenders party thereto.	8-K	001-41059	10.1	07/31/2026
10.4	Purchase Agreement, dated as of August 11, 2026, by and between Lulu's Fashion Lounge Holdings, Inc. and ARC Group International Ltd.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: August 12, 2026	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Heidi Crane
Heidi Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)