Form 10-Q
period 2026-09-27
Lulu's Fashion Lounge Holdings, Inc.
filed 2026-11-12
CIK 1780201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026

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

As of November 6, 2026, there were 2,895,456 shares of the registrant’s common stock, par value $0.001, outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective as of the opening of business on July 7, 2025.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 27,	December 28,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$6,535	$2,661
Accounts receivable	5,160	1,712
Inventory, net	31,948	32,444
Assets for recovery	5,113	2,197
Income tax refund receivable, net	262	1,028
Prepaids and other current assets	4,206	3,606
Total current assets	53,224	43,648
Property and equipment, net	1,591	2,311
Goodwill	7,056	7,056
Tradename	18,509	18,509
Intangible assets, net	2,332	2,680
Lease right-of-use assets	11,787	14,521
Other noncurrent assets	566	639
Total assets	$95,065	$89,364

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$10,876	$8,340
Accrued expenses and other current liabilities	25,543	17,411
Returns reserve	16,781	10,289
Stored-value card liability	16,667	18,231
Asset Based Revolving Credit Facility – current	15,360	14,390
Lease liabilities, current	7,069	6,402
Total current liabilities	92,296	75,063
Lease liabilities, noncurrent	6,750	10,389
Other noncurrent liabilities	1,040	898
Total liabilities	100,086	86,350
Commitments and Contingencies (Note 7)

Stockholders' equity (deficit):
Preferred stock: $0.001 par value, 500,000 shares authorized, and no shares issued or outstanding	—	—
Common stock: $0.001 par value, 15,000,000 shares authorized; 3,035,909 and 2,971,729 shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively(1)	43	43
Additional paid-in capital	268,360	266,557
Accumulated deficit	(272,042)	(262,204)
Treasury stock, at cost, 146,555 shares outstanding as of September 27, 2026 and December 28, 2025(1)	(1,382)	(1,382)
Total stockholders' equity (deficit)	(5,021)	3,014
Total liabilities and stockholders' equity (deficit)	$95,065	$89,364

(1)	Shares have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Net revenue	$58,602	$73,591	$183,940	$219,266
Cost of revenue	32,267	42,231	98,702	125,133
Gross profit	26,335	31,360	85,238	94,133
Selling and marketing expenses	15,507	16,935	47,925	54,843
General and administrative expenses	14,718	16,350	45,994	51,956
Loss from operations	(3,890)	(1,925)	(8,681)	(12,666)
Interest expense	(370)	(544)	(1,066)	(1,977)
Other income, net	15	205	113	1,374
Loss before provision for income taxes	(4,245)	(2,264)	(9,634)	(13,269)
Income tax provision	(20)	(53)	(204)	(41)
Net loss and comprehensive loss	(4,265)	(2,317)	(9,838)	(13,310)

Basic loss per share(1)	$(1.48)	$(0.84)	$(3.44)	$(4.79)
Diluted loss per share(1)	$(1.48)	$(0.84)	$(3.44)	$(4.79)
Basic weighted-average shares outstanding(1)	2,879,042	2,756,533	2,860,905	2,777,464
Diluted weighted-average shares outstanding(1)	2,879,042	2,756,533	2,860,905	2,777,464

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	For the Thirty-Nine Weeks Ended September 27, 2026
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity (Deficit)
Balance as of December 28, 2025	2,971,729	$43	$266,557	$(262,204)	(146,555)	$(1,382)	$3,014
Issuance of common stock for vesting of restricted stock units ("RSUs")	45,146	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan ("ESPP")	5,822	—	24	—	—	—	24
Shares withheld for withholding tax on RSUs	(19,203)		(186)	—	—	—	(186)
Equity-based compensation	—	—	713	—	—	—	713
Net loss and comprehensive loss	—	—	—	(4,090)	—	—	(4,090)
Balance as of March 29, 2026	3,003,494	$43	$267,108	$(266,294)	(146,555)	$(1,382)	$(525)
Issuance of common stock for vesting of RSUs	17,547	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(9,783)	—	(122)	—	—	—	(122)
Equity-based compensation	—	—	628	—	—	—	628
Net loss and comprehensive loss	—	—	—	(1,483)	—	—	(1,483)
Balance as of June 28, 2026	3,011,258	$43	$267,614	$(267,777)	(146,555)	$(1,382)	$(1,502)
Issuance of common stock for vesting of RSUs	16,669	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan ("ESPP")	3,863	—	15	—	—	—	15
Issuance of common stock for commitment fee under equity line of credit ("ELOC") purchase agreement	11,554	—	200	—	—	—	200
Shares withheld for withholding tax on RSUs	(7,435)	—	(69)	—	—	—	(69)
Equity-based compensation	—	—	600	—	—	—	600
Net loss and comprehensive loss	—	—	—	(4,265)	—	—	(4,265)
Balance as of September 27, 2026	3,035,909	$43	$268,360	$(272,042)	(146,555)	$(1,382)	$(5,021)

	For the Thirty-Nine Weeks Ended September 28, 2025
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares(1)	Amount	Capital	Deficit	Shares(1)	Amount	Equity
Balance as of December 29, 2024	2,804,542	$42	$262,313	$(248,491)	(22,621)	$(496)	$13,368
Issuance of common stock for vesting of RSUs	59,730	1	—	—	—	—	1
Issuance of common stock for ESPP	3,951	—	88	—	—	—	88
Shares withheld for withholding tax on RSUs	(16,176)	—	(130)	—	—	—	(130)
Equity-based compensation	—	—	1,462	—	—	—	1,462
Repurchase of common stock	—	—	—	—	(16,138)	(239)	(239)
Net loss and comprehensive loss	—	—	—	(7,998)	—	—	(7,998)
Balance as of March 30, 2025	2,852,047	$43	$263,733	$(256,489)	(38,759)	$(735)	$6,552
Issuance of common stock for vesting of RSUs	38,859	—	—	—	—	—	—
Shares withheld for withholding tax on RSUs	(12,693)	—	(79)	—	—	—	(79)
Equity-based compensation	—	—	1,278	—	—	—	1,278
Repurchase of common stock	—	—	—	—	(73,333)	(503)	(503)
Net loss and comprehensive loss	—	—	—	(2,995)	—	—	(2,995)
Balance as of June 29, 2025	2,878,213	$43	$264,932	$(259,484)	(112,092)	$(1,238)	$4,253
Issuance of common stock for vesting of RSUs	25,140	—	—	—	—	—	—
Issuance of common stock for ESPP	8,658	—	(133)	—	—	—	(133)
Shares withheld for withholding tax on RSUs	(10,144)	—	(44)	—	—	—	(44)
Equity-based compensation	—	—	904	—			904
Repurchase of common stock	—	—	—	—	(34,463)	(144)	(144)
Net loss and comprehensive loss	—	—	—	(2,317)	—	—	(2,317)
Balance as of September 28, 2025	2,901,867	$43	$265,659	$(261,801)	(146,555)	$(1,382)	$2,519

(1)	Amounts have been adjusted to reflect the 1-for-15 reverse stock split that became effective as of the opening of business on July 7, 2025. Refer to Note 8, Stockholders’ Equity (Deficit) in the accompanying Notes to the Condensed Consolidated Financial Statements for additional details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	September 27,	September 28,
	2026	2025
Cash Flows from Operating Activities
Net loss and comprehensive loss	$(9,838)	$(13,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,116	3,889
Noncash lease expense	3,540	3,406
Gain on lease modification	—	(92)
Gain on lease termination	—	(229)
Amortization of debt discount and debt issuance costs	159	490
Loss on disposal of property and equipment	—	2
Equity-based compensation expense	1,947	3,579
Changes in operating assets and liabilities:
Accounts receivable	(3,448)	(2,581)
Inventories	496	(4,386)
Assets for recovery	(2,916)	(2,842)
Income tax payable	766	2,999
Prepaid and other current assets	(503)	(489)
Accounts payable	2,542	7,350
Accrued expenses and other current liabilities	13,077	10,592
Operating lease liabilities	(3,660)	(3,279)
Other noncurrent liabilities	142	48
Net cash provided by operating activities	5,420	5,147
Cash Flows from Investing Activities
Capitalized software development costs	(971)	(1,353)
Purchases of property and equipment	(155)	(308)
Other	—	33
Net cash used in investing activities	(1,126)	(1,628)
Cash Flows from Financing Activities
Repayments on Prior Credit Agreement	—	(13,090)
Proceeds from borrowings on Asset Based Revolving Credit Facility	191,521	51,356
Repayments on Asset Based Revolving Credit Facility	(190,551)	(42,158)
Proceeds from issuance of common stock under ESPP	33	(45)
Principal payments on finance lease obligations	(1,046)	(961)
Withholding tax payments related to vesting of RSUs	(377)	(253)
Repurchase of common stock	—	(886)
Net cash used in financing activities	(420)	(6,037)
Net increase (decrease) in cash and cash equivalents	3,874	(2,518)
Cash and cash equivalents at beginning of period	2,661	4,460
Cash and cash equivalents at end of period	$6,535	$1,942
		(Continued)

LULU’S FASHION LOUNGE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	September 27,	September 28,
	2026	2025
Supplemental Disclosure
Cash paid (refunded) during the period for:
Income taxes, net	$(702)	$(3,006)
Interest	$951	$1,496
Operating leases	$4,297	$4,006
Finance leases	$1,085	$1,003

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued expenses	$4	$5
Capitalized software development costs included in accrued expenses	$25	$85
Remeasurement of operating lease right-of-use assets for lease modification	$1,266	$3,527
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$478	$—
Derecognition of operating lease liabilities and right-of-use assets upon lease termination	$—	$342
Common stock issued as commitment fee under ELOC purchase agreement	$200	$—

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirty-nine weeks ended September 27, 2026, the Company’s net loss was $9.8 million.  As of September 27, 2026, we had total cash and cash equivalents of $6.5 million and $15.4 million in outstanding amounts under the Loan and Security Agreement with White Oak Commercial Finance, LLC, as amended (the “2025 Credit Agreement”), in addition to a $0.3 million letter of credit outstanding. The primary sources of funds for our business activities are cash flows from operations and cash available under the 2025 Credit Agreement. For further information on the 2025 Credit Agreement, see Note 5, Debt.

The Company is continuing to take certain cash conservation measures, including adjustments to headcount, marketing and other fixed and variable costs and capital spend to meet its obligations as needed. The Company is also in active negotiations with its existing lender, as well as potential new lenders, regarding additional financing. However, there can be no assurances that the Company will be able to secure additional financing in a timely manner on acceptable terms, if at all. As the ability to secure additional financing is outside of management’s control, the Company cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, the Company has concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

As discussed in the “Reverse Stock Split” section within Note 8, Stockholders’ Equity (Deficit), all per share amounts and common stock amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 27, 2026 and its results of operations for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 and its cash flows for the thirty-nine weeks ended September 27, 2026 and September 28, 2025. The results of operations for the thirty-nine weeks ended September 27, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2027 or for any other future annual or interim period.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions made by management relate to sales return reserves and related assets for recovery, store credit breakage, lease right-of-use assets and related lease liabilities, impairment of goodwill, impairment of tradename, income tax valuation allowance and fair value of equity awards. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the condensed consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. Such amounts may exceed federally insured limits. The Company reduces credit risk by depositing its cash with major credit-worthy financial institutions within the United States. To date, the Company has not experienced any losses on its cash deposits. As of September 27, 2026, no single customer accounted for more than 10% of the Company’s accounts receivable balance. As of December 28, 2025, two wholesale customers represented 15% and 37%, respectively, of the Company’s accounts receivable balance. No single customer accounted for more than 10% of the Company’s net revenue during the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025.

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company sells stored-value gift cards to customers and offers online store credit for certain returns and promotions. The stored-value gift cards and store credits do not have an expiration date. The Company recognizes revenue from stored-value gift cards and store credits when the card or credit is redeemed by the customer. The Company has determined that sufficient evidence exists to support an estimate for stored-value gift card and store credit breakage. The Company estimates breakage related to store credits using historical redemption rates for each store credit issuance year, which reflects customer redemption patterns. The Company evaluates redemption patterns and may record adjustments to its breakage estimate from time to time. Subject to requirements to remit balances to governmental agencies, breakage is recognized as revenue in proportion to the pattern of rights exercised by the customer, which is substantially within thirty-six months from the date of issuance. The amount of breakage recognized in revenue during the thirteen and thirty-nine weeks ended September 27, 2026 was $1.3 million and $3.4 million, respectively. The amount of breakage recognized in revenue during the thirteen and thirty-nine weeks ended September 28, 2025 was $0.4 million and $1.5 million, respectively.

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

The following table summarizes the significant changes in the contract liabilities balances during the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 (in thousands):

Stored-Value
Cards
Balance as of December 28, 2025	$18,231
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,826)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	1,708
Balance as of March 29, 2026	$18,113
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,434)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	987
Balance as of June 28, 2026	$17,666
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,094)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	95
Balance as of September 27, 2026	$16,667

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stored-Value
Cards
Balance as of December 29, 2024	$17,883
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,953)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	3,082
Balance as of March 30, 2025	$19,012
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,022)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	1,937
Balance as of June 29, 2025	$19,927
Revenue recognized that was included in contract liability balance at the beginning of the period	(1,281)
Increase due to cash received, other revenue recognized including breakage, and other activity during the period	1,519
Balance as of September 28, 2025	$20,165

Selling and Marketing Expenses

Advertising costs included in selling and marketing expenses were $11.4 million and $12.4 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, and $35.9 million and $42.0 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.

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

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Stock options	10,760	10,760	10,760	10,760
RSUs	59,882	132,904	59,882	132,904
PSUs	160,771	167,438	160,771	167,438
ESPP	2,485	14,289	2,485	14,289
Total	233,898	325,391	233,898	325,391

Goodwill, Tradename and Intangible Assets

The Company tests for goodwill and intangible assets for impairment at the reporting unit level on the first day of the fourth quarter of each year and between annual tests if significant indicators exist that would suggest the Company's goodwill and intangible assets could potentially be impaired. The Company monitors macroeconomic conditions, industry, competitive environment conditions, overall financial performance, reporting unit specific events and market considerations, among others, for events which could trigger the need for an interim impairment analysis.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the thirteen weeks ended September 27, 2026, the Company identified indicators of potential impairment, including continued net losses, volatile stock price, overall financial performance, industry and competitive environment conditions and macroeconomic conditions. In response, the Company performed interim quantitative impairment tests of its goodwill and indefinite-lived tradename and evaluated its other intangible assets for impairment as of September 27, 2026.

The fair value of the Company’s single reporting unit was estimated using a combination of (i) the guideline public company method, applying revenue and EBITDA multiples of similar companies, and (ii) the discounted cash flow method. Based on this assessment, the Company concluded that the fair value of the reporting unit exceeded its carrying value and, therefore, no goodwill impairment was recorded for the thirteen and thirty-nine weeks ended September 27, 2026. The carrying value of goodwill was $7.1 million as of both September 27, 2026, and December 28, 2025.

The fair value of the tradename was estimated using the income-based relief-from-royalty method. Under this method, revenues expected to be generated by the tradename are multiplied by a selected royalty rate, and the estimated after-tax royalty savings are discounted to present value using a rate that reflects the risk of the intangible asset. Based on this assessment, the Company concluded that the fair value of the tradename exceeded its carrying value and, therefore, no tradename impairment was recorded for the thirteen and thirty-nine weeks ended September 27, 2026. The carrying value of the tradename was $18.5 million as of both September 27, 2026, and December 28, 2025. See Note 3, Fair Value Measurements, for additional information regarding these fair value measurements.

Recently Adopted Accounting Pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and a smaller reporting company and non-accelerated filer as defined in the rules under the Exchange Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will no longer qualify as an emerging growth company as of the end of fiscal 2026, but will remain a (i) smaller reporting company until our outstanding common stock held by nonaffiliates has a value of $250 million or more at the end of a second fiscal quarter; and (ii) non-accelerated filer until we have a public float of $75 million or more at the end of a second fiscal quarter. For as long as we continue to be both a smaller reporting company and non-accelerated filer, we may continue to take advantage of exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and reduced financial reporting requirements.

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

3.Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, other current liabilities and borrowings under the 2025 Credit Agreement. As of September 27, 2026 and December 28, 2025, the carrying values of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

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

Goodwill, tradename and intangible assets are measured at fair value on a nonrecurring basis when impairment is recognized. During the thirteen weeks ended September 27, 2026, the Company identified indicators of potential impairment and performed interim quantitative impairment tests of goodwill and tradename as of September 27, 2026, as discussed in Note 2, Significant Accounting Policies. The fair value of the Company’s single reporting unit was estimated using a combination of the guideline public company method and the discounted cash flow method, weighted equally. Significant assumptions included projected revenue and cash flows. The fair value of the tradename was estimated using the income-based relief-from-royalty method. Under this method, revenues expected to be generated by the tradename are multiplied by a selected royalty rate, and the estimated after-tax royalty savings are discounted to present value using a rate that reflects the risk of the intangible asset. These fair value measurements were classified within Level 3 of the fair value hierarchy because they were based on significant unobservable inputs. As a result of these assessments, the Company concluded that the fair value of the tradename exceeded its carrying value and, therefore, no tradename impairment was recorded for the thirteen and thirty-nine weeks ended September 27, 2026. The carrying value of the tradename was $18.5 million as of both September 27, 2026 and December 28, 2025. The fair value of the reporting unit exceeded its carrying value and, accordingly, no goodwill impairment was recognized for the thirteen and thirty-nine weeks ended September 27, 2026.

The Company does not have any financial instruments that were determined to be Level 3. There were no transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

4.Balance Sheet Components

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	September 27,	December 28,
	in Years	2026	2025
Leasehold improvements	1 – 6	$3,509	$3,504
Equipment	1 – 5	3,706	3,589
Furniture and fixtures	1 – 6	1,766	1,742
Total property and equipment		8,981	8,835
Less: accumulated depreciation and amortization		(7,390)	(6,524)
Property and equipment, net		$1,591	$2,311

Depreciation and amortization of property and equipment was $0.3 million and $0.4 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, and $0.9 million and $1.3 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.

Amortization of right-of-use assets was $0.3 million and $0.4 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, and amortization of right-of-use assets was $1.0 million and $1.1 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.

Intangible Assets, net

Intangible assets, net consists of capitalized internal-use software development, which is amortized over a three-year period.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The gross carrying amount of capitalized software was $18.0 million and $17.0 million as of September 27, 2026 and December 28, 2025, respectively, and accumulated amortization was $15.6 million and $14.3 million, respectively. Intangible asset amortization expense was $0.4 million and $0.5 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively. Intangible assets amortization expense was $1.3 million and $1.5 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.

As of September 27, 2026, estimated future amortization expense related to capitalized software is expected to be approximately $0.4 million in the remaining fiscal 2026, $1.2 million in fiscal 2027, $0.6 million in fiscal 2028, and $0.1 million in fiscal 2029.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 27,	December 28,
	2026	2025
Accrued compensation and benefits	$2,634	$4,826
Accrued marketing	6,719	4,659
Accrued inventory	11,516	3,369
Accrued freight	1,938	2,460
Other	2,736	2,097
Accrued expenses and other current liabilities	$25,543	$17,411

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

On August 14, 2025, the Company and its subsidiaries (collectively, the “Borrowers”) entered into the 2025 Credit Agreement for an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is tied to a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. The 2025 Credit Agreement provides that at two times during each year (counted from the anniversary date of the 2025 Credit Agreement), the Borrowers may elect to include an increased inventory formula into the borrowing base, giving them access to more loan availability than under the standard borrowing base calculation. As originally executed, the 2025 Credit Agreement provided for an initial increased inventory availability period beginning in November 2025 and ending in February 2026 and permitted the Borrowers to elect up to two additional 60-day periods during each of the second and third 12-month periods following the closing date. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers, now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant of the greater of $4 million or 20% of the total

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

commitment in minimum excess availability under the 2025 Credit Agreement, and additional reporting requirements when excess availability is less than $5 million. As of September 27, 2026, the Company was in compliance with the covenants under the 2025 Credit Agreement, including the minimum excess availability requirement. It also requires the Company to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028.

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

As of September 27, 2026, the outstanding borrowing under the 2025 Credit Agreement was $15.4 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the excess availability covenant and the outstanding letter of credit, the unused availability was $0.4 million. During the thirty-nine weeks ended September 27, 2026, the Company borrowed $191.5 million and repaid $190.5 million under the 2025 Credit Agreement and borrowings had a weighted average interest rate of 10.3%.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs are deferred and amortized over the life of the related loan. The associated expense is included in interest expense in the condensed consolidated statements of operations and comprehensive loss. Debt issuance costs related to the 2025 Credit Agreement are included in prepaids and other current assets in the condensed consolidated balance sheets. As of September 27, 2026 and December 28, 2025, unamortized debt issuance costs recorded within prepaids and other current assets were $0.4 million and $0.6 million related to the 2025 Credit Agreement, respectively.

6.Leases

The Company primarily leases its distribution facilities, corporate offices and retail stores under operating lease agreements expiring on various dates through January 2029, most of which contain options to extend. In addition to payment of base rent, the Company is also required to pay property taxes, insurance, and variable common area maintenance expenses. The Company records lease expense on a straight-line basis over the term of the lease. Effective May 15, 2026, the Company’s corporate headquarters relocated to a new leased facility in Chico, California. In connection with the new lease, the Company recognized an operating lease right-of-use asset of $0.5 million and a corresponding

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

operating lease liability of $0.5 million. The Company’s prior corporate headquarters were located in a different leased facility in Chico, California, and the lease agreement for that facility was terminated on May 31, 2026.

The Company also leases equipment under finance lease agreements expiring on various dates through April 2029. During the thirty-nine weeks ended September 27, 2026, the Company executed a renewal to extend the lease term of certain finance leases related to equipment by 1.2 years. The extension was not previously considered reasonably certain and was accounted for as a lease modification in the first quarter of 2026. As a result, the Company remeasured the associated lease liabilities using an updated incremental borrowing rate of 5.91%. In addition, the lease liabilities were remeasured with a corresponding adjustment to the right-of-use asset of $1.1 million.

In early 2025, the Company consolidated two of its distribution facilities by moving operations from its former distribution facility in Chico, California to its existing distribution facility in Ontario, California. During the thirty-nine weeks ended September 28, 2025, the Company modified the terms and discount rate of two of its operating leases. As a result of the modification, the Company derecognized the related right-of-use asset and lease liability of $3.1 million and $3.2 million, respectively. The modification resulted in the recognition of a gain of $0.1 million.

As of September 27, 2026, the future minimum lease payments for the Company’s operating and finance leases for each of the fiscal years were as follows (in thousands):

Fiscal Year:	Operating Leases	Finance Leases	Total
2026 remaining 3 months	$1,960	$385	$2,345
2027	5,990	493	6,483
2028	5,640	13	5,653
2029	138	2	140
2030	54	—	54
Total undiscounted lease payments	13,782	893	14,675
Present value adjustment	(843)	(13)	(856)
Total lease liabilities	12,939	880	13,819
Less: lease liabilities, current	(6,209)	(860)	(7,069)
Lease liabilities, noncurrent	$6,730	$20	$6,750

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

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the normal course of business, the Company may be a party to claims that are not covered by insurance. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, management does not believe that the resolution of any such claims would have a material adverse effect on the Company’s condensed consolidated financial statements. As of September 27, 2026, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.

Indemnification

The Company also maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify the Company’s directors and officers. To date, the Company has not incurred any material costs and has not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

8.Stockholders’ Equity (Deficit)

Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 15,000,000 shares of common stock having a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding share of preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date. As of September 27, 2026, the Company has reserved 10,760 shares of common stock for issuance upon the exercise of stock options, and 361,779 shares of common stock available for future issuance under the Lulu’s Fashion Lounge Holdings, Inc. Omnibus Equity Plan (the “Omnibus Equity Plan”), and 64,994 shares of common stock available for future issuance under the 2021 Employee Stock Purchase Plan (the “ESPP”), as adjusted on a retroactive basis for the Reverse Stock Split. Refer to "Reverse Stock Split" within this Note 8, Stockholders’ Equity (Deficit) for additional details. Both equity plans are further described below.

Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 500,000 shares of preferred stock having a par value of $0.001 per share. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 27, 2026 and December 28, 2025, no shares of preferred stock were issued and outstanding.

Registration Statement on Form S-3

On July 2, 2026, the Company filed a Form S-3 universal shelf registration statement (the “Shelf Registration Statement”) with the SEC, which was declared effective on July 14, 2026. The Shelf Registration Statement permits the Company to sell, in one or more public offerings, shares of its common stock, shares of its preferred stock, warrants, and units in an aggregate amount of up to $7.5 million, subject to limitations in accordance with General Instruction I.B.6 of Form S-3. In no event will the Company sell shares pursuant to the Shelf Registration Statement with a value of more than one-third of the aggregate market value of its common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of its common stock held by non-affiliates is less than $75.0 million. The Company has not yet sold any securities under the Shelf Registration Statement. The Shelf Registration Statement will expire on July 14, 2029.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Equity Line of Credit

On August 11, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with ARC Group International Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $4.5 million of shares of the Company’s common stock subject to the terms and conditions set forth in the Purchase Agreement during a commitment period that will terminate on the earlier of the 36-month anniversary of the Purchase Agreement or the date the Investor has purchased shares equal to the full commitment amount. The purchase price per share will be based on a discount to the volume-weighted average price of the Company’s common stock over specified pricing periods, and sales under the Purchase Agreement are subject to certain limitations as described in the Purchase Agreement. The Company retains full discretion over the timing and amount of any sales under the Purchase Agreement and there is no requirement that the Company sell any shares thereunder. Actual sales of shares of common stock to the Investor from time to time will depend on a variety of factors, including, without limitation, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations, and the satisfaction of any necessary conditions, including the filing of a post-effective amendment to its registration statement on Form S-3 (File No. 333-297232) or a new registration statement covering the resale of shares issuable under the Purchase Agreement. In connection with entering into the Purchase Agreement, the Company issued shares of common stock valued at $200,000 to the Investor as a commitment fee. As of the date of this Quarterly Report, the Company has not sold any shares under the Purchase Agreement. The Purchase Agreement also provides the Company with the option, following the termination of the Purchase Agreement upon either the conclusion of the commitment period or the Investor’s purchase of shares equal to the full commitment amount, to enter into a subsequent purchase agreement with the Investor for up to an additional $5.5 million on substantially the same terms as the Purchase Agreement, provided that no commitment fee would be payable by the Company to the Investor under any such subsequent purchase agreement.

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

As of September 27, 2026, the Company had 361,779 shares and 64,994 shares available for issuance under the Omnibus Equity Plan and ESPP, respectively. The compensation committee of the Company’s Board of Directors (the “Compensation Committee”) administers the Omnibus Equity Plan and determines to whom awards will be granted, the exercise price of any options, the rates at which awards vest and the other terms and conditions of the awards granted under the Omnibus Equity Plan. The Compensation Committee may or may not issue the full number of shares that are reserved for issuance.

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

The Company recognizes equity-based compensation expense related to shares issued pursuant to the ESPP on a graded vesting approach over each offering period. For the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, equity-based compensation expense related to our ESPP was immaterial. During the thirty-nine weeks ended September 27, 2026 and September 28, 2025, the Company issued 9,685 shares and 8,658 shares, respectively, pursuant to the ESPP six-month purchase periods ended August 25, 2026 and August 25, 2025, respectively.

The Company used the Black-Scholes model to estimate the fair value of the purchase rights under the ESPP. For the thirteen weeks ended September 27, 2026, the Company utilized the following assumptions:

Expected term (in years)	0.50 to 1.00
Expected volatility	103.20 to 124.31%
Risk-free interest rate	3.94 to 4.02%
Dividend yield	-
Weighted-average fair value per share of ESPP awards granted	$4.80 to 7.49

Equity-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

2024 Stock Repurchase Program

On May 8, 2024, the Company announced that its Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). During the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program.

As of September 27, 2026, $1.1 million remained available under the 2024 Repurchase Program authorization. The actual timing, number, and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. The 2024 Repurchase Program does not require the Company to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

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

Stock Options

A summary of stock option activity, is as follows (in thousands, except per share amounts and years):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price per	Contractual	Intrinsic
	Outstanding	Option	Life (years)	Value
Balance as of December 28, 2025	10,760	$170.25	5.29
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of September 27, 2026	10,760	$170.25	4.54
Exercisable as of September 27, 2026	10,760	$170.25	4.54	$—
Vested and expected to vest as of September 27, 2026	10,760	$170.25	4.54	$—

The Company had no equity-based compensation expense or unrecognized compensation cost related to stock options during the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025.

Restricted Stock Units (“RSUs”)

The Company recognized equity-based compensation expense of $0.6 million and $1.8 million during the thirteen and thirty-nine weeks ended September 27, 2026 and $0.9 million and $3.2 million during the thirteen and thirty-nine weeks ended September 28, 2025, respectively, related to RSU awards granted to employees and directors during the

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

period and prior periods. As of September 27, 2026, the unrecognized equity-based compensation expense is $1.0 million and will be recognized over a weighted-average period of 0.70 years.

The following table summarizes the roll forward of unvested RSUs during the thirty-nine weeks ended September 27, 2026:

		Weighted-
	Unvested	Average Fair
	RSUs	Value per Share
Balance at December 28, 2025	107,137	$35.09
RSUs granted	37,837	16.32
RSUs vested	(79,362)	32.07
RSUs forfeited	(5,730)	31.20
Balance at September 27, 2026	59,882	$27.60

Performance Stock Units (“PSUs”)

The Company recognized equity-based compensation expense of  less than $0.01 million and $0.1 million during the thirteen and thirty-nine weeks ended September 27, 2026, respectively, and $0.1 million and $0.5 million during the thirteen and thirty-nine weeks ended September 28, 2025, respectively, related to the PSUs granted to officers during the prior periods. As of September 27, 2026, the unrecognized equity-based compensation expense is $38 thousand for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.78 years.

The following table summarizes the roll forward of unvested PSUs during the thirty-nine weeks ended September 27, 2026:

Weighted-
	Unvested	Average Fair
	PSUs	Value per Share
Balance at December 28, 2025	160,771	$33.59
PSUs granted	—	—
PSUs vested	—	—
PSUs forfeited	—	—
Balance at September 27, 2026	160,771	$33.59

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.Income Taxes

All of the Company’s loss before income taxes is from the United States. The following table presents the components of the income tax provision for income taxes (in thousands):

	Thirteen Weeks Ended
	September 27,	September 28,
	2026	2025
Loss before provision for income taxes	$(4,245)	$(2,264)
Provision for income taxes	(20)	(53)
Effective tax rate	0.5%	2.3%

	Thirty-Nine Weeks Ended
	September 27,	September 28,
	2026	2025
Loss before provision for income taxes	$(9,634)	$(13,269)
Provision for income taxes	(204)	(41)
Effective tax rate	2.1%	0.3%

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

For fiscal 2026, the Company was able to provide a reasonable annual forecast. As such, beginning with the thirteen weeks ended September 27, 2026, the Company's tax provision for the interim period was determined using an estimated annual effective tax rate method, as the primary method for ASC Topic 740-270, Income Tax, Interim Reporting.

For the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, the Company's effective tax rate differed from the federal income tax rate of 21% primarily due to the establishment or adjustment of a valuation allowance against its deferred taxes, as the Company could not provide sufficient positive evidence that the deferred tax assets (“DTAs”) will be more-likely-than-not realized in the future.

The Company regularly assesses the realizability of DTAs and records a valuation allowance to reduce the DTAs to the amount that is more likely than not to be realized. In assessing the realizability of our DTAs, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence management has concluded that it is more likely than not that the Company will not realize its U.S. net deferred tax assets and, accordingly, continues to maintain a valuation allowance against those assets.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025

Net revenue	$58,602	$73,591	$183,940	$219,266
Less:
Cost of revenue	32,267	42,231	98,702	125,133
Employee expenses (excluding equity-based compensation expense)	9,455	11,179	30,433	35,118
Equity-based compensation expense	600	823	1,947	3,579
Advertising expenses	11,430	12,417	35,946	42,008
Other net costs (1)	8,173	8,039	23,774	22,800
Depreciation and amortization (2)	552	621	1,706	1,920
Interest expense	370	545	1,066	1,977
Income tax provision	20	53	204	41
Segment net loss	$(4,265)	$(2,317)	$(9,838)	$(13,310)

(1)	Other net costs include professional services fees, other selling costs, other general and administrative costs, technology and software costs, facilities costs, interest income, non-operating income and expenses, and other immaterial expenses that do not align with the separately presented expense categories.
(2)	Excludes depreciation expense related to distribution facilities recorded in cost of revenue.

12.Subsequent Events

Company’s Cost Reduction Initiatives

Subsequent to the end of the thirteen weeks ended September 27, 2026, the Board of Directors approved a reduction of approximately 10% of the Company’s workforce across the organization, representing an anticipated annualized cost savings of $5.0 million, as part of the Company’s ongoing cost reduction efforts and continued focus on its path to profitability. The total pre-tax charges, which the Company expects to incur in the fourth quarter of fiscal 2026, are estimated to be approximately $0.4 million consisting of severance costs.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

President and CIO’s Employment Term

On October 30, 2026, the Company and Mark Vos agreed that Mr. Vos’s employment as President and Chief Information Officer will conclude on December 31, 2026, at the end of the current term under his employment agreement dated May 12, 2022 (“Employment Agreement”), as amended by the Amendment to Employment Agreement, dated March 5, 2023, and the Second Amendment to Employment Agreement, dated January 9, 2024. Mr. Vos will continue serving as President and Chief Information Officer through December 31, 2026. The Company and Mr. Vos are continuing discussions regarding potential post-employment consulting services and related transition terms.

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

Registration Statement on Form S-3

On July 2, 2026, we filed a Shelf Registration Statement with the SEC, which was declared effective on July 14, 2026. The Shelf Registration Statement permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock, warrants, and units in an aggregate amount of up to $7.5 million, subject to limitations in accordance with General Instruction I.B.6 of Form S-3. In no event will we sell shares pursuant to the Shelf Registration Statement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. We have not yet sold any securities under the Shelf Registration Statement. The Shelf Registration Statement will expire on July 14, 2029.

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

Special Committee of the Board of Directors

On July 13, 2026, we announced that the Board of Directors had formed a special committee of independent directors (“Special Committee”) to evaluate strategic alternatives available to us to maximize stockholder value. These alternatives include a possible transaction involving the Company and continued execution of our standalone strategic plan. The Special Committee has retained Solomon Partners as its financial advisor and Willkie Farr & Gallagher LLP as its legal advisor to assist in connection with the strategic review process. The Board of Directors is continuing its strategic alternatives review process.

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

The Company is in active negotiations with its existing lender, as well as with potential new lenders, regarding additional financing. These discussions are ongoing, and there can be no assurance that they will result in definitive agreements or that any financing will be available on acceptable terms.

Equity Line of Credit

On August 11, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with ARC Group International Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $4.5 million of shares of the Company’s common stock subject to the terms and conditions set forth in the Purchase Agreement during a commitment period that will terminate on the earlier of the 36-month anniversary of the Purchase Agreement or the date the Investor has purchased shares equal to the full commitment amount. The purchase price per share will be based on a discount to the volume-weighted average price of the Company’s common stock over specified pricing periods, and sales under the Purchase Agreement are subject to certain limitations as described in the Purchase Agreement. The Company retains full discretion over the timing and amount of any sales under the Purchase Agreement and there is no requirement that the Company sell any shares thereunder. Actual sales of shares of common stock to the Investor from time to time will depend on a variety of factors, including, without limitation, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations, and the satisfaction of any necessary conditions, including the filing of a post-effective amendment to its registration statement on Form S-3 (File No. 333-297232) or a new registration statement covering the resale of shares issuable under the Purchase Agreement. In connection with entering into the Purchase Agreement, the Company issued shares of common stock valued at $200,000 to the Investor as a commitment fee. As of the date of this Quarterly Report, the Company has not sold any shares under the Purchase Agreement. The Purchase Agreement also provides the Company with the option, following the termination of the Purchase Agreement upon either the conclusion of the commitment period or the Investor’s purchase of shares equal to the full commitment amount, to enter into a subsequent purchase agreement with the Investor for up to an additional $5.5 million on substantially the same terms as the Purchase Agreement, provided that no commitment fee would be payable by the Company to the Investor under any such subsequent purchase agreement.

Company’s Cost Reduction Initiatives

Subsequent to the end of the thirteen weeks ended September 27, 2026, the Board of Directors approved a reduction of approximately 10% of the Company’s workforce across the organization, representing an anticipated annualized cost savings of $5.0 million, as part of the Company’s ongoing cost reduction efforts and continued focus on its path to profitability. The total pre-tax charges, which the Company expects to incur in the fourth quarter of fiscal 2026, are estimated to be approximately $0.4 million consisting of severance costs.

President and CIO’s Employment Term

On October 30, 2026, the Company and Mark Vos agreed that Mr. Vos’s employment as President and Chief Information Officer will conclude on December 31, 2026, at the end of the current term under his employment agreement dated May 12, 2022 (“Employment Agreement”), as amended by the Amendment to Employment Agreement, dated March 5, 2023, and the Second Amendment to Employment Agreement, dated January 9, 2024. Mr. Vos will continue serving as President and Chief Information Officer through December 31, 2026. The Company and Mr. Vos are continuing discussions regarding potential post-employment consulting services and related transition terms.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the thirty-nine weeks ended September 27, 2026, the Company’s net loss was $9.8 million.  As of September 27, 2026, we had total cash and cash equivalents of $6.5 million and $15.4 million in outstanding amounts under the Loan and Security Agreement with White Oak Commercial Finance, LLC, as amended (the “2025 Credit Agreement”), in addition to a $0.3 million letter of credit outstanding. The primary sources of funds for our business activities are cash flows from operations and cash available under the 2025 Credit Agreement. For further information on the 2025 Credit Agreement, see Note 5, Debt.

The Company is continuing to take certain cash conservation measures, including adjustments to headcount, marketing and other fixed and variable costs and capital spend to meet its obligations as needed. The Company is also in active negotiations with its existing lender, as well as with potential new lenders, regarding additional financing. However, there can be no assurances that the Company will be able to secure additional financing in a timely manner on acceptable terms, if at all. As the ability to secure additional financing is outside of management’s control, the Company cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, the Company has concluded that these plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Key Operating and Financial Metrics

We collect and analyze operating and financial data to assess the performance of our business and optimize resource allocation. The following table sets forth our key performance indicators for the periods presented (in thousands, except for percentages) and Average Order Value (defined below).

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025

	(in thousands, except percentages and Average Order Value)
Gross Margin	44.9%	42.6%	46.3%	42.9%
Net loss and comprehensive loss	$(4,265)	$(2,317)	$(9,838)	$(13,310)
Adjusted EBITDA (1)	$(1,801)	$364	$(2,340)	$(3,824)
Adjusted EBITDA Margin (1)	(3.1)%	0.5%	(1.3)%	(1.7)%
Active Customers	2,040	2,380	2,040	2,380
Average Order Value	$141	$141	$144	$141

(1)

For a reconciliation of net loss and net loss margin to non-GAAP Adjusted EBITDA and Adjusted EBITDA Margin for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, and why we consider non-GAAP financial measures useful, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

To supplement our unaudited condensed consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA” and “Adjusted EBITDA Margin” (collectively referred to as “Adjusted EBITDA”) which are non-GAAP financial measures. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

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

Due to these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of depreciation and amortization, interest expense, income taxes, equity-based compensation and other non-routine expenses. It is reasonable to expect that some of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the following reconciliation table help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Adjusted EBITDA Margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA (as defined above) as a percentage of our net revenue.

The following table provides a reconciliation for Adjusted EBITDA and Adjusted EBITDA Margin:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net loss and comprehensive loss	$(4,265)	$(2,317)	$(9,838)	$(13,310)
Depreciation and amortization	991	1,261	3,116	3,889
Interest expense	370	544	1,066	1,977
Income tax provision	20	53	204	41
Equity-based compensation expense (1)	600	823	1,947	3,579
Other non-routine expense (2)	483	—	1,165	—
Adjusted EBITDA	$(1,801)	$364	$(2,340)	$(3,824)
Net loss margin	(7.3)%	(3.1)%	(5.3)%	(6.1)%
Adjusted EBITDA Margin	(3.1)%	0.5%	(1.3)%	(1.7)%

(1)	The thirteen and thirty-nine weeks ended September 27, 2026 include equity-based compensation expense for performance stock units (“PSUs”) granted during prior periods and restricted stock units (“RSUs”) granted during the period and prior periods. The thirteen and thirty-nine weeks ended September 28, 2025 include equity-based compensation expense for PSUs and RSUs granted during the period and prior periods.
(2)	The thirteen and thirty-nine weeks ended September 27, 2026 include primarily fees related to the strategic alternatives process.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for capitalized software development costs and purchases of property and equipment. We view Free Cash Flow as an important indicator of our liquidity because it measures the amount of cash we generate.

A reconciliation to non-GAAP Free Cash Flow from net cash (used in) provided by operating activities for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

	(in thousands)
Net cash (used in) provided by operating activities	$(2,066)	$(1,819)	$5,420	$5,147
Capitalized software development costs	(260)	(543)	(971)	(1,353)
Purchases of property and equipment	(23)	(32)	(155)	(308)
Free Cash Flow	$(2,349)	$(2,394)	$4,294	$3,486

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

Customer Retention

Our continued success depends in part on our ability to retain and drive repeat purchases from our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into Active Customers and foster relationships that drive repeat purchases. During the trailing 12 months ended September 27, 2026, we served 2.0 million Active Customers compared to 2.4 million for the trailing 12 months ended September 28, 2025.

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

We regularly assess the realizability of deferred tax assets (“DTAs”) and record a valuation allowance to reduce the DTAs to the amount that is more likely than not to be realized. In assessing the realizability of our DTAs, we weigh all available positive and negative evidence. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Due to the weight of objectively verifiable negative evidence management has concluded that it is more likely than not that the Company will not realize its U.S. net deferred tax assets and, accordingly, continues to maintain a valuation allowance against those assets.

Our Results of Operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of net revenue:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025

	(in thousands)
Net revenue	$58,602	$73,591	$183,940	$219,266
Cost of revenue	32,267	42,231	98,702	125,133
Gross profit	26,335	31,360	85,238	94,133
Selling and marketing expenses	15,507	16,935	47,925	54,843
General and administrative expenses	14,718	16,350	45,994	51,956
Loss from operations	(3,890)	(1,925)	(8,681)	(12,666)
Interest expense	(370)	(544)	(1,066)	(1,977)
Other income, net	15	205	113	1,374
Loss before provision for income taxes	(4,245)	(2,264)	(9,634)	(13,269)
Income tax provision	(20)	(53)	(204)	(41)
Net loss and comprehensive loss	$(4,265)	$(2,317)	$(9,838)	$(13,310)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Net revenue	100%	100%	100%	100%
Cost of revenue	55	57	54	57
Gross profit	45	43	46	43
Selling and marketing expenses	26	24	26	25
General and administrative expenses	25	22	25	24
Loss from operations	(6)	(3)	(5)	(6)
Interest expense	(1)	—	(1)	(1)
Other income, net	—	—	—	1
Loss before provision for income taxes	(7)	(3)	(6)	(6)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	(7)%	(3)%	(6)%	(6)%

Comparisons for the Thirteen Weeks ended September 27, 2026 and September 28, 2025

Net Revenue

Net revenue decreased in the thirteen weeks ended September 27, 2026 by $15.0 million, or 20%, compared to the same period of the prior year, primarily due to a 20% decrease in Total Orders Placed and the impact of higher return rates driven primarily from sales mix, partially offset by an increase in wholesale revenue.

Cost of Revenue

Cost of revenue decreased in the thirteen weeks ended September 27, 2026 by $10.0 million, or 24%, compared to the same period of the prior year, primarily driven by reduced sales volume in addition to freight cost savings due to improved shipping rates.

Gross Profit

Gross profit decreased in the thirteen weeks ended September 27, 2026 by $5.0 million, or 16%, compared to the same period of the prior year even though revenues declined by 20%, reflecting the improvement in gross margins to 44.9%

versus 42.6% in the prior year from a combination of strong product margins along with continued freight cost savings due to improved shipping rates.

Selling and Marketing Expenses

Selling and marketing expenses, which are correlated to sales, decreased in the thirteen weeks ended September 27, 2026 by $1.4 million, or 8%, compared to the same period of the prior year, primarily due to lower marketing costs of $0.9 million and merchant processing fees of $0.5 million.

General and Administrative Expenses

General and administrative expenses decreased in the thirteen weeks ended September 27, 2026 by $1.6 million or 10%, compared to the same period of the prior year. The decrease was primarily due to a $0.9 million decrease in variable labor and benefits associated with lower sales volume, a $0.8 million decrease in fixed labor and benefits costs driven by reduced fixed headcount, a $0.2 million decrease in equity-based compensation expense, partially offset by a $0.3 million increase in other general and administrative expenses.

Interest Expense

Interest expense decreased in the thirteen weeks ended September 27, 2026, by $0.2 million, or 32%, compared to the same period of the prior year. Interest expense in the prior year included $0.2 million in fees related to amendments to our Prior Credit Agreement. Excluding the impact of these non-recurring fees, interest expense increased modestly primarily due to higher average borrowings and a higher interest rate.

Income Tax Provision

Income tax provision in the thirteen weeks ended September 27, 2026 decreased by $0.03 million to a provision of $0.02 million, compared to a provision of $0.05 million in the thirteen weeks ended September 28, 2025.

Comparisons for the Thirty-nine Weeks ended September 27, 2026 and September 28, 2025

Net Revenue

Net revenue decreased in the thirty-nine weeks ended September 27, 2026 by $35.3 million, or 16%, compared to the same period of the prior year, primarily due to an 18% decrease in Total Orders Placed partially offset by the impact of higher AOV and an increase in wholesale revenue.

Cost of Revenue

Cost of revenue decreased in the thirty-nine weeks ended September 27, 2026 by $26.4 million, or 21% compared to the same period of the prior year, primarily driven by reduced sales volume in addition to freight cost savings due to improved shipping rates.

Gross Profit

Gross profit decreased in the thirty-nine weeks ended September 27, 2026 by $8.9 million, or 9% compared to the same period of the prior year even though revenues declined by 16%, reflecting the improvement in gross margins to 46.3% versus 42.9% in the prior year from a mix shift to higher margin products combined with freight cost savings due to improved shipping rates.

Selling and Marketing Expenses

Selling and marketing expenses, which are correlated to sales, decreased in the thirty-nine weeks ended September 27, 2026 by $6.9 million, or 13%, compared to the same period of the prior year, primarily due to lower marketing costs of $5.7 million and merchant processing fees of $1.2 million.

General and Administrative Expenses

General and administrative expenses decreased in the thirty-nine weeks ended September 27, 2026 by $6.0 million or 12%, compared to the same period of the prior year. The decrease was primarily due to a $2.7 million decrease in variable labor and benefits associated with lower sales volume and productivity enhancements, a $2.0 million decrease in fixed labor and benefits costs driven by reduced fixed headcount and a $1.6 million decrease in equity-based compensation expense, partially offset by a $0.3 million increase in other general and administrative expenses.

Interest Expense

Interest expense decreased in the thirty-nine weeks ended September 27, 2026, by $0.9 million, or 46%, compared to the same period of the prior year. Interest expense in the prior year included $0.9 million in fees related to amendments to our Prior Credit Agreement. Excluding the impact of these non-recurring fees, interest was in-line with the prior-year period.

Income Tax Provision

Income tax provision in the thirty-nine weeks ended September 27, 2026 increased by $0.2 million to a provision of $0.2 million, compared to a provision of $0.04 million for the thirty-nine weeks ended September 28, 2025. The increase was primarily due to state income taxes and deferred taxes relating to the annual tax amortization expense on certain indefinite-lived intangible assets.

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

Credit Facility

On November 15, 2021, we entered into a Credit Agreement with Bank of America (the “lender”) for a revolving facility that provided for borrowings up to $50.0 million with a maturity date of November 15, 2024 (the “Prior Credit Agreement”). The Prior Credit Agreement was amended subsequently by five amendments which modified a number of terms, including extending the maturity date to August 22, 2025, reducing and ultimately prohibiting further borrowings, revising the applicable interest rates, revising or providing limited waivers of compliance with certain financial covenants, and adding covenants related to achieving a refinancing transaction. The Prior Credit Agreement was satisfied in full and terminated upon entry into the 2025 Credit Agreement described below.

On August 14, 2025, we entered into the 2025 Credit Agreement for an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that the Borrowers may borrow under the 2025 Credit Agreement is tied to our borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. The 2025 Credit Agreement provides that at two times during each year (counted from the anniversary date of the 2025 Credit Agreement), the Borrowers may elect to include an increased inventory formula into the borrowing base, giving them access to more loan availability than under the standard borrowing base calculation. As originally executed, the 2025 Credit Agreement provided for an initial increased inventory availability period beginning in November 2025 and ending in February 2026 and permitted the Borrowers to elect up to two additional 60-day periods during each of the second and third 12-month periods following the closing date. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Borrowers now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit the Borrowers’ ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant of the greater of $4 million or 20% of the total commitment in minimum excess availability under the 2025 Credit Agreement, and additional reporting requirements when excess availability is less than $5 million. It also requires us to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts). Outstanding borrowings are classified as current liabilities, however, the 2025 Credit Agreement does not mature until August 14, 2028.

On October 28, 2025, we entered into an amendment to the 2025 Credit Agreement, which clarified the terms related to the manner in which interest is calculated, provides us greater flexibility with respect to the location of our corporate headquarters and extends the amount of time to produce our borrowing base reports.

On July 27, 2026, we entered into the Second Amendment, which changes the earliest date the Borrowers can include an increased inventory formula into the revolver borrowing base from August 14, 2026 to July 21, 2026 (the “July 2026 Increased Inventory Availability Period”), provides that, on a going-forward basis after giving effect to the July 2026 Increased Inventory Availability Period, the increased inventory formula may be used once before June 30, 2027 and twice after June 30, 2027 through the third anniversary of the revolver closing date, and provides that during the July 2026 Increased Inventory Availability Period only, for purposes of determining increased reporting requirements, the excess revolver availability requirement is decreased from $5.0 million to $4.0 million. This Second Amendment gives the Borrowers increased flexibility in accessing borrowings and managing inventory levels. In connection with entering into the Second Amendment, the Borrowers paid an amendment fee of $10,000, as specified in the Second Amendment.

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

As of September 27, 2026, the outstanding borrowing under the 2025 Credit Agreement was $15.4 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the Second Amendment, the excess availability covenant and the outstanding letter of credit, the unused availability was $0.4 million. During the thirty-nine weeks ended September 27, 2026, we borrowed $191.5 million and repaid $190.5 million under the 2025 Credit Agreement and borrowings had a weighted average interest rate of 10.3%.

We are in active negotiations with our existing lender, as well as with potential new lenders, regarding additional financing. These discussions are ongoing, and there can be no assurance that they will result in definitive agreements or that any financing will be available on acceptable terms.

Availability and Use of Cash

As of September 27, 2026, we had cash and cash equivalents of $6.5 million. During the thirteen and thirty-nine weeks ended September 27, 2026, we benefited from cost reduction and cash conservation measures, reduced inventory purchases, adjustments to marketing spend and other fixed, variable, and capital spend. We are continuing to take certain cash conservation measures, including adjustments to headcount, marketing and other fixed and variable costs and capital spend to meet its obligations as needed. We are also in active negotiations with our existing lender, as well as with potential new lenders, regarding additional financing. However, there can be no assurances that we will be able to secure additional financing in a timely manner on acceptable terms, if at all. As the ability to secure additional financing is outside of management’s control, we cannot conclude that management’s plans will be effectively implemented within twelve months from the date the condensed consolidated financial statements are issued. Accordingly, we have concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Actual results of operations will depend on numerous factors, many of which are beyond our control, as further discussed in Part I, Item 1A, “Risk Factors” included in our 2025 10-K, Part II - Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 28, 2026 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 27, 2026.

Repurchases Pursuant to the 2024 Repurchase Program

On May 8, 2024, we announced that our Board of Directors authorized a stock repurchase program to repurchase up to $2.5 million of our common stock (the “2024 Repurchase Program”). During the thirteen and thirty-nine weeks ended September 27, 2026, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program. As of September 27, 2026, there was $1.1 million available under the 2024 Repurchase Program authorization.

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

Cash Flow Analysis

The following table summarizes our cash flows for the periods indicated:

	Thirty-Nine Weeks Ended
	September 27,	September 28,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$5,420	$5,147
Investing activities	(1,126)	(1,628)
Financing activities	(420)	(6,037)
Net increase (decrease) in cash and cash equivalents	$3,874	$(2,518)

Operating Activities

Net cash provided by operating activities consists primarily of net loss and comprehensive loss adjusted for certain non-cash items, including depreciation, amortization, equity-based compensation and the effect of changes in working capital and other activities.

During the thirty-nine weeks ended September 27, 2026, net cash provided by operating activities was $5.4 million, which consisted of a net loss of $9.8 million, partially offset by non-cash charges of $8.7 million and a net change of $6.5 million in operating assets and liabilities. The non-cash charges were primarily comprised of $3.5 million of non-cash lease expense, $3.1 million of depreciation and amortization and $1.9 million of equity-based compensation expense. The net change in operating assets and liabilities was primarily driven by a $13.1 million increase in accrued expenses, returns reserve and stored-value card liabilities and a $2.5 million increase in accounts payable due to timing of payments. These increases were partially offset by a $3.7 million decrease in lease liabilities, a $3.4 million increase in accounts receivable pertaining to timing-related increase in higher credit card receivables and a $2.9 million increase in assets for recovery.

During the thirty-nine weeks ended September 28, 2025, net cash provided by operating activities was $5.1 million, which consisted of a net loss of $13.3 million, partially offset by non-cash charges of $11.1 million and a net change of $7.3 million in operating assets and liabilities. The non-cash charges were primarily comprised of $3.9 million of depreciation and amortization, $3.6 million of equity-based compensation expense, and $3.4 million of non-cash lease expense. The net change in operating assets and liabilities was primarily driven by a $10.6 million increase in accrued expenses driven by an increase in returns reserve and stored-value card liabilities; a $7.4 million increase in accounts payable related to purchases in line with the increase in sales; and a $3.0 million decrease in income tax receivable due to the receipt of state income tax refunds. These increases were partially offset by a $4.4 million increase in inventory, a $3.3 million decrease in operating lease liabilities, a $2.8 million increase in assets for recovery and a $2.6 million increase in accounts receivable pertaining to higher credit card receivables.

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

During the thirty-nine weeks ended September 27, 2026, net cash used in investing activities related to the purchase of capitalized software and property and equipment was $1.1 million, as compared to $1.6 million during the thirty-nine weeks ended September 28, 2025.

Financing Activities

Financing activities consist primarily of borrowings and repayments related to our revolving facility under our Prior Credit Agreement and 2025 Credit Agreement.

During the thirty-nine weeks ended September 27, 2026, cash used in financing activities was $0.4 million, primarily due to $190.5 million of repayments under our 2025 Credit Agreement and $1.0 million of principal payments on finance lease obligations, partially offset by $191.5 million proceeds from borrowings under our 2025 Credit Agreement.

During the thirty-nine weeks ended September 28, 2025, cash used in financing activities was $6.0 million, primarily due to $42.2 million of repayments under our 2025 Credit Agreement, $13.1 million of repayments under Prior Credit Agreement, $0.9 million used in the repurchase of our common stock and $1.0 million of principal payments on finance lease obligations, partially offset by $51.4 million of proceeds from borrowings under our 2025 Credit Agreement.

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

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and a smaller reporting company and non-accelerated filer as defined in the rules under the Exchange Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will no longer qualify as an emerging growth company as of the end of fiscal 2026, but will remain a (i) smaller reporting company until our outstanding common stock held by nonaffiliates has a value of $250 million or more at the end of a second fiscal quarter; and (ii) non-accelerated filer until we have a public float of $75 million or more at the end of a second fiscal quarter. For as long as we continue to be both a smaller reporting company and non-accelerated filer, we may continue to take advantage of exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and reduced financial reporting requirements.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For detailed information about certain risk factors that could materially affect our business, financial condition or future results see “Risk Factors” in Part I, Item 1A of our 2025 10-K and “Risk Factors” in Part II, Item 1A of our Form 10-Q for the quarter ended June 28, 2026 (the “Second Quarter 2026 10-Q”). There have been no material changes to the risk factors previously disclosed in the 2025 10-K and the Second Quarter 2026 10-Q, except for the following risk factor that has been modified from the risk factor presented in the 2025 10-K.

We have outstanding borrowings under the 2025 Credit Agreement, any failure to comply with our existing covenants could result in an event of default, and we may be unable to obtain additional financing on acceptable terms or at all, which could limit our financial and operating flexibility and materially adversely affect our business.

On August 14, 2025, we entered into a Loan and Security Agreement with White Oak Commercial Finance, LLC, as Administrative Agent, and the lenders party thereto (the “2025 Credit Agreement”). The 2025 Credit Agreement is comprised of an asset-based revolving credit facility with a $20.0 million commitment, a $5.0 million uncommitted accordion and a $1.0 million sublimit for letters of credit. The amount that we may borrow under the 2025 Credit Agreement is based on a borrowing base calculated based on advance rates for various assets serving as collateral for the 2025 Credit Agreement. Borrowings under the 2025 Credit Agreement bear interest at a rate equal to the 30-day SOFR rate plus 3.95%. The 2025 Credit Agreement is secured by a first-priority security interest in and lien upon all tangible and intangible personal property of the Company now owned or acquired in the future. The 2025 Credit Agreement includes covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, to engage in transactions with affiliates, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. The 2025 Credit Agreement also includes a financial covenant for minimum excess availability under the 2025 Credit Agreement. It also requires us to maintain lockbox accounts and cash management arrangements under the control of the Administrative Agent, who has full dominion and control over each Collection Account and all Deposit Accounts (except Excluded Accounts) (as such terms are defined in the 2025 Credit Agreement).

As of September 27, 2026, the outstanding borrowing under the 2025 Credit Agreement was $15.4 million in addition to a $0.3 million letter of credit outstanding. After giving effect to the excess availability covenant and the outstanding letter of credit, the unused availability was $0.4 million.

Our borrowing base fluctuates and directly impacts our ability to borrow additional amounts under the 2025 Credit Agreement. In addition, the Administrative Agent has discretion under the 2025 Credit Agreement to establish reserves, revise eligibility criteria and modify advance rates. Any of these actions could reduce our borrowing availability, potentially at times when we most need liquidity. The covenants in the 2025 Credit Agreement could limit our ability to finance our future operations or capital needs, or to pursue available business opportunities. Additionally, we may be required to take certain actions that would act in a manner contrary to our business objectives to meet the covenants.

We may need to seek additional financing to fund our operations, working capital needs and inventory purchases, or to refinance the 2025 Credit Agreement before or at its maturity. Additional financing may not be available to us on acceptable terms, or at all. The lenders have no obligation to provide any increase under the uncommitted accordion. The 2025 Credit Agreement restricts our ability to incur additional indebtedness and grant liens, and substantially all of our personal property is already pledged as collateral, which may limit our ability to obtain other debt financing. Our ability to obtain financing may also be adversely affected by our operating results, the market price and trading volume of our common stock, and conditions in the credit and equity markets. If we are unable to obtain financing when needed, we may be required to delay, reduce or eliminate planned investments, reduce inventory purchases, implement further cost reductions, sell assets or pursue other strategic alternatives. Any of these actions could materially adversely affect our business, financial condition and results of operations.

If management concludes that there is substantial doubt about our ability to continue as a going concern, or if the report of our independent registered public accounting firm on our annual consolidated financial statements includes an explanatory paragraph to that effect, it could constitute a breach of our financial reporting covenant and an event of default under the 2025 Credit Agreement unless we obtain a waiver or amendment from the lenders. The lenders are under no obligation to provide a waiver or amendment and may condition one on fees, higher interest rates, additional reserves or more restrictive terms. A going concern determination could also adversely affect our relationships with vendors, payment processors, wholesale partners, landlords and employees, who may seek less favorable terms, deposits or reserves. It could also adversely affect the market price of our common stock and our ability to obtain additional financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2024, the Company announced that its Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to an aggregate amount of $2.5 million of its shares of common stock (the "2024 Repurchase Program"). The 2024 Repurchase Program may be modified, suspended or terminated by the Company’s Board of Directors at any time. During the thirteen weeks ended September 27, 2026, no shares were repurchased pursuant to the Company’s 2024 Repurchase Program. As of September 27, 2026, $1.1 million remained available under the 2024 Repurchase Program authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the thirteen weeks ended September 27, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.1	Second Amendment to Loan and Security Agreement, dated as of July 27, 2026, among Lulu's Fashion Lounge Holdings, Inc., Lulu's Fashion Lounge Parent, LLC and Lulu's Fashion Lounge, LLC, as borrowers, White Oak Commercial Finance, LLC, as administrative agent, and the lenders party thereto.	8-K	001-41059	10.1	07/31/2026
10.2	Purchase Agreement, dated as of August 11, 2026, by and between Lulu's Fashion Lounge Holdings, Inc. and ARC Group International Ltd.	10-Q	001-41059	10.4	08/12/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LULU’S FASHION LOUNGE HOLDINGS, INC.

Date: November 12, 2026	By:	/s/ Crystal Landsem
Crystal Landsem
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Heidi Crane
Heidi Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)